Form 10-Q
period 2014-03-31
McGraw-Hill Global Education Intermediate Holdings, LLC
filed 2014-06-27
CIK 1585002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 001-585002

McGraw-Hill Global Education Intermediate Holdings, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0899362 (I.R.S. Employer Identification No.)

2 Penn Plaza, New York, New York (Address of principal executive offices)	10121 (Zip Code)
(646) 766-2626
Registrant's telephone number, including area code

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐     No ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐     No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

TABLE OF CONTENT

	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	Page Number
	Combined Consolidated Statements of Operations for the Three Months Ended March 31, 2014 (Successor), Periods March 23, 2013 to March 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor)	3

	Combined Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2014 (Successor), Periods March 23, 2013 to March 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor)	4

	Consolidated Balance Sheets at March 31, 2014 (Successor) and December 31, 2013 (Successor)	5

	Combined Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 (Successor), Periods March 23, 2013 to March 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor)	6

	Notes to the Combined Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	51

Item 4.	Controls and Procedures	52

	PART II OTHER INFORMATION
Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 6.	Exhibits	52

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Combined Consolidated Statements of Operations
(Unaudited; in thousands)

	Successor		Predecessor
	Three Months Ended March 31, 2014	March 23, 2013	January 1, 2013
		to	to
		March 31, 2013	March 22, 2013
Revenue	$204,571	$12,883	$186,242
Cost of goods sold	53,820	10,243	56,249
Gross profit	150,751	2,640	129,993

Operating expenses
Operating & administration expenses	168,201	11,550	129,336
Depreciation	5,000	430	3,874
Amortization of intangibles	25,649	2,171	1,699
Transaction costs	2,565	17,416	—
Total operating expenses	201,415	31,567	134,909

Operating (loss) income	(50,664)	(28,927)	(4,916)

Interest expense (income), net	44,319	4,405	481
Other (income)	(8,604)	—	—
(Loss) income from operations before taxes on income	(86,379)	(33,332)	(5,397)

Income tax (benefit) provision	(29,092)	(12,179)	(1,213)
Net (loss) income	(57,287)	(21,153)	(4,184)

Less: Net (income) loss attributable to noncontrolling interests	118	—	631

Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(57,169)	$(21,153)	$(3,553)

See accompanying notes to the unaudited combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Combined Consolidated Statements of Comprehensive Income (Loss)
(Unaudited; in thousands)

	Successor		Predecessor
	Three Months Ended March 31, 2014	March 23, 2013	January 1, 2013
		to	to
		March 31, 2013	March 22, 2013
Net (loss) income	$(57,287)	$(21,153)	$(4,184)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(850)	(18)	(1,376)
Unrealized gain on investments, net of tax of $49 and $51 for the three months ended March 31, 2014 (Successor) and the period January 1, 2013 to March 22, 2013 (Predecessor), respectively	78	—	79
Comprehensive (loss) income	(58,059)	(21,171)	(5,481)

Less: Comprehensive (income) loss attributable to noncontrolling interest	118	—	631
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(57,941)	$(21,171)	$(4,850)

See accompanying notes to the unaudited combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	Successor
	March 31, 2014	December 31, 2013
	(Unaudited)
Current assets
Cash and equivalents	$155,885	$253,390
Accounts receivable, net of allowance for doubtful accounts of $14,606 and $16,213 and sales returns of $110,552 and $168,383 at March 31, 2014 (Successor) and December 31, 2013 (Successor), respectively	69,833	225,455
Related party	1,270	27,363
Inventories, net	85,670	80,288
Deferred income taxes	35,006	37,406
Prepaid and other current assets	51,200	25,553
Total current assets	398,864	649,455

Prepublication costs, net	94,706	96,406
Property, plant and equipment, net	83,979	100,688
Goodwill	407,680	314,275
Other intangible assets, net	1,007,859	1,051,717
Investments	14,208	23,605
Deferred income taxes non-current	47,809	25,831
Other non-current assets	99,537	105,221

Total assets	$2,154,642	$2,367,198
Liabilities and equity
Current liabilities
Accounts payable	$99,501	$131,422
Accrued royalties	8,859	94,030
Accrued compensation and contributions to retirement plans	30,804	77,395
Unearned revenue	103,331	121,773
Current portion of long-term debt	6,880	8,100
Other current liabilities	155,259	127,381
Total current liabilities	404,634	560,101

Long-term debt	1,449,669	1,483,815
Deferred income taxes	18,161	34,588
Other non-current liabilities	65,553	65,426
Total liabilities	1,938,017	2,143,930

Commitments and contingencies

Equity
Member's equity	348,642	295,949
Accumulated deficit	(143,131)	(85,962)
Accumulated other comprehensive loss	(10,981)	(10,209)
Total Parent company equity	194,530	199,778
Total equity - noncontrolling interests	22,095	23,490
Total equity	216,625	223,268

Total liabilities and equity	$2,154,642	$2,367,198
See accompanying notes to the unaudited combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Combined Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Successor		Predecessor
	Three Months Ended March 31, 2014	March 23, 2013	January 1, 2013
		to	to
		March 31, 2013	March 22, 2013
Operating activities
Net (loss) income including noncontrolling interests	$(57,287)	$(21,153)	$(4,184)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities
Depreciation (including amortization of technology projects)	5,000	430	3,874
Amortization of intangibles	25,649	2,171	1,699
Amortization of prepublication costs	10,310	1,129	10,165
Loss on sale of PP&E	—	—	5
Provision for losses on accounts receivable	(1,305)	—	(34)
Deferred income taxes	(20,679)	—	(178)
Stock-based compensation	1,693	17	3,294
Amortization of debt discount	1,353	135	—
Amortization of deferred financing costs	2,642	363	—
Restructuring charges	6,084	—	—
Other	2,530	—	—
Changes in operating assets and liabilities, net of the effect of acquisitions
Accounts receivable	157,181	10,953	117,941
Inventories	(8,307)	3,512	(10,829)
Prepaid and other current assets	(10,435)	9,449	(19,204)
Accounts payable and accrued expenses	(140,545)	(8,034)	(50,120)
Unearned revenue	(18,388)	304	(26,435)
Other current liabilities	20,382	5,663	8,221
Net change in prepaid and accrued income taxes	(2,922)	(12,179)	(8,075)
Net change in operating assets and liabilities	(2,492)	55	3,607
Cash provided by (used for) operating activities	(29,536)	(7,185)	29,747
Investing activities
Investment in prepublication costs	(9,220)	(1,570)	(14,128)
Capital expenditures	(868)	—	(1,911)
Acquisitions	(28,044)	(1,739,447)	(33,089)
Proceeds from dispositions	8,653	—	—
Cash used for investing activities	(29,479)	(1,741,017)	(49,128)
Financing activities
Net transfers (to) from Parent	—	—	(55,910)
Borrowings on long-term debt	—	1,574,796	—
Payment of term loan	(36,720)	—	—
Net change in revolving facility	—	35,000	—
Equity contribution	—	950,000	—
Payment of acquisition costs on behalf of Parent	—	(28,672)	—

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Combined Consolidated Statements of Cash Flows
(Unaudited; in thousands)

Distribution to Parent	—	(628,854)	—
Dividends paid to noncontrolling interests	(169)	—	(1,814)
Payment of deferred loan acquisition costs	—	(84,375)	—
Cash provided by (used for) financing activities	(36,889)	1,817,895	(57,724)
Effect of exchange rate changes on cash	(1,601)	(18)	(1,450)
Net change in cash and cash equivalents	(97,505)	69,675	(78,555)
Cash and cash equivalents at the beginning of the period	253,390	19,633	98,188
Cash and cash equivalents, ending balance	$155,885	$89,308	$19,633
Supplemental disclosures
Cash paid for interest expense	15,309	—	—
Cash paid for income taxes	1,226	—	3,855
See accompanying notes to the unaudited combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

1.	Basis of Presentation and Accounting Policies

On March 22, 2013, MHE Acquisition, LLC, a wholly-owned subsidiary of Georgia Holdings, Inc., acquired all of the outstanding equity interests of certain subsidiaries of The McGraw-Hill Companies, Inc. (“MHC”) for $2,184,071 in cash (the “Founding Acquisition”). The acquired subsidiaries included all of MHC’s educational materials and learning solutions business, which is comprised of two elements (i) the Higher Education, Professional, and International Group (the “HPI business” which includes post-secondary education and professional products both in the U.S. and internationally and (ii) the School Education Group business (the “SEG business”), which includes school and assessment products targeting students in the pre-kindergarten through secondary school market. The purchase price was allocated as $1,711,348 and $472,723 to the HPI business and the SEG business, respectively based on their fair values.
MHE Acquisition, LLC was formed and is owned by investment funds affiliated with Apollo Global Management, LLC (“Apollo” or the “Sponsor”). McGraw-Hill Global Education Intermediate Holdings, LLC (the “Company,” “the Successor” or “MHGE Intermediate”) and its wholly owned subsidiary McGraw-Hill Global Education Holdings, LLC (“MHGE Holdings”) were created to facilitate the Founding Acquisition. The terms “we,” “our,” and “us” used herein refer to the Company. In connection with the Founding Acquisition, a restructuring was completed, the result of which was that the HPI business and the SEG business were separated into two legal entities. The HPI business is now owned by MHGE Holdings, and the SEG business is owned by McGraw-Hill School Education Intermediate Holdings, LLC (“MHSE Holdings”), a separate wholly owned subsidiary of MHE US Holdings LLC, our direct parent (“Parent”). MHSE Holdings is financed through a separate debt structure. Neither MHGE Holdings nor its parent companies guarantee or provide any collateral to the financing for MHSE Holdings, and MHSE Holdings does not guarantee or provide collateral to the financing for MHGE Holdings or its parent companies.
Successor Basis of Presentation
The accompanying combined consolidated financial statements present separately the financial position, results of operations, cash flows and changes in invested equity for the Company on a “Successor” basis (reflecting the Company’s ownership by funds affiliated with Apollo) and “Predecessor” basis (reflecting the Company’s ownership by MHC). The financial information of the Company has been separated by a vertical line on the face of the combined consolidated financial statements to identify these different bases of accounting.
Predecessor Basis of Presentation
MHGE Holdings is our predecessor for accounting purposes (the “Predecessor”). Historically, the Predecessor did not operate as an independent standalone company. The Predecessor’s combined financial statements have been carved-out of the historical combined financial statements of McGraw-Hill Education, LLC for the periods prior to the Founding Acquisition. In connection with the Founding Acquisition, all of the HPI business’s assets and liabilities were revised to reflect their fair values on the date of Founding Acquisition, based upon an allocation of the overall purchase price to the underlying net assets acquired.
These combined consolidated financial statements reflect our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The combined financial statements of the Predecessor includes certain assets and liabilities that have historically been held at the McGraw-Hill Companies, Inc (“MHC”) corporate level but are specifically identifiable or otherwise attributable to us.
Intercompany transactions between the Company and MHC that have been included in the Predecessor’s combined financial statements are considered to be effectively settled for cash in the combined consolidated financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Predecessor’s historical combined consolidated statements of cash flows as a financing activity and in the Predecessor’s combined consolidated balance sheets as “Parent company investment.”

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

The Predecessor’s historical combined financial statements include expense allocations for: (1) certain corporate functions historically provided by MHC including, but not limited to, finance, legal, tax, treasury, information technology, human resources, and certain other shared services; (2) employee benefits and incentives; (3) share-based compensation; and (4) occupancy. These expenses were allocated to the Predecessor on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of square feet occupied for occupancy costs, consolidated sales, operating income, headcount or other measures. The basis on which the expenses were allocated is considered to be a reasonable reflection of the utilization of services provided to or the benefit received by the Predecessor during the periods presented. The allocations may not, however, reflect the expense we have incurred and will incur as a stand-alone company for the periods presented. Actual costs that may have been incurred if the Predecessor had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, which functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.
Principles of Combination and Consolidation
The accompanying combined consolidated financial statements have been prepared in accordance with U.S. GAAP and all significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited combined consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.
We record non-controlling interest in our combined consolidated financial statements to recognize the minority ownership interest in certain subsidiaries. Non-controlling interest in the earnings and losses of these subsidiaries represent the share of net income or loss allocated to our combined entities. Interim results are not necessarily indicative of the results that may be expected for a full year.
Seasonality and Comparability
Our revenues, operating profit and operating cash flows are affected by the inherent seasonality of the academic calendar, which varies by country. Changes in our customers’ ordering patterns may impact the comparison of our results in a quarter with the same quarter of the previous year, or in a fiscal year with the prior fiscal year, where our customers may shift the timing of material orders for any number of reasons, including, but not limited to, changes in academic semester start dates or changes to their inventory management practices.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, inventories, prepublication costs, accounting for the impairment of long-lived assets (including other intangible assets), goodwill and indefinite-lived intangible assets, retirement plans and postretirement healthcare and other benefits, stock-based compensation, income taxes and contingencies. Management further considered the accounting policy with regard to the purchase price allocation to assets and liabilities to be critical. This accounting policy, as more fully described in Note 3, encompasses significant judgments and estimates used in the preparation of these financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include ordinary bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of money market funds with unrestricted daily liquidity and fixed term time deposits. The balance also includes cash that is held by the Company outside the United States to fund international operations or to be reinvested outside of the United States. The investments and bank deposits are stated at cost, which approximates market value and were $155,885 and $253,390 as of March 31, 2014 (Successor) and December 31, 2013 (Successor), respectively. These investments are not subject to significant market risk.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Accounts Receivable
Credit is extended to customers based upon an evaluation of the customer’s financial condition. Accounts receivable are recorded at net realizable value.
Allowance for Doubtful Accounts and Sales Returns
The allowance for doubtful accounts and sales returns reserves methodology is based on historical analysis, a review of outstanding balances and current conditions. In determining these reserves, we consider, among other factors, the financial condition and risk profile of our customers, areas of specific or concentrated risk as well as applicable industry trends or market indicators. The allowance for sales returns is a significant estimate, which is based on historical rates of return and current market conditions. The provision for sales returns is reflected as a reduction to “Revenues” in our combined consolidated statements of operations. Sales returns are charged against the reserve as products are returned to inventory. Accounts receivable losses for bad debt are charged against the allowance for doubtful accounts when the receivable is determined to be uncollectible. The change in the allowance for doubtful accounts is reflected as part of operating and administrative expenses in our combined consolidated statement of operations.
Concentration of Credit Risk
As of March 31, 2014 (Successor) three customers comprised approximately 64% of the gross accounts receivable balance, which is reflective of concentration in our industry and seasonality of the business. As of December 31, 2013 (Successor), three customers accounted for 53% of our gross accounts receivable. For the three months ended March 31, 2014 (Successor), one customer accounted for approximately 11% of our gross revenue. For the periods March 23, 2013 to March 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), no single customer accounted for more than 10% of our gross revenue. The loss of, or any reduction in sales from, a significant customer or deterioration in their ability to pay could harm our business and financial results.
Inventories
Inventories, consisting principally of books, are stated at the lower of cost (first-in, first-out) or market value. The majority of our inventories relate to finished goods. A significant estimate, the reserve for inventory obsolescence, is reflected in operating and administration expenses. In determining this reserve, we consider management’s current assessment of the marketplace, industry trends and projected product demand as compared to the number of units currently on hand. The reserves for inventory obsolescence were $44,840 and $45,548 as of March 31, 2014 (Successor) and December 31, 2013 (Successor).
Prepublication Costs
Prepublication costs include both the cost of developing educational content and the development of assessment solution products. Costs incurred prior to the publication date of a title or release date of a product represent activities associated with product development. These may be performed internally or outsourced to subject matter specialists and include, but are not limited to, editorial review and fact verification, graphic art design and layout and the process of conversion from print to digital media or within various formats of digital media. These costs are capitalized when the costs can be directly attributable to a project or title and the title is expected to generate probable future economic benefits. Capitalized costs are amortized upon publication of the title over its estimated useful life of up to six years, with a higher proportion of the amortization typically taken in the earlier years. Amortization expenses for prepublication costs are charged as a component of operating & administration expenses. We periodically evaluate the amortization methods, rates, remaining lives and recoverability of such costs, which are sometimes dependent upon program acceptance by state adoption authorities. In evaluating recoverability, we consider management’s current assessment of the marketplace, industry trends and the projected success of programs.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Property, Plant and Equipment
Property, plant and equipment are stated at fair value as of December 31, 2013 (Successor) and March 31, 2014 (Successor). Depreciation and amortization are recorded on a straight-line basis, over the assets’ estimated useful lives. Buildings have an estimated useful life, for purposes of depreciation, of forty years. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives.
Royalty Advances
Royalty advances are initially capitalized and subsequently expensed as related revenues are earned or when the Company determines future recovery is not probable. The Company has a long history of providing authors with royalty advances, and it tracks each advance earned with respect to the sale of the related publication. Historically, the longer the unearned portion of the advance remains outstanding, the less likely it is that the Company will recover the advance through the sale of the publication, as the related royalties earned are applied first against the remaining unearned portion of the advance. The Company applies this historical experience to its existing outstanding royalty advances to estimate the likelihood of recovery. Additionally, the Company’s editorial staff reviews its portfolio of royalty advances at a minimum quarterly to determine if individual royalty advances are not recoverable for discrete reasons, such as the death of an author prior to completion of a title or titles, a Company decision to not publish a title, poor market demand or other relevant factors that could impact recoverability. Based on this information, the portion of any advance that we believe is not recoverable is expensed.
Deferred Technology Costs
We capitalize certain software development and website implementation costs. Capitalized costs only include incremental, direct costs of materials and services incurred to develop the software after the preliminary project stage is completed, funding has been committed and it is probable that the project will be completed and used to perform the function intended. Incremental costs are expenditures that are out-of-pocket to us and are not part of an allocation or existing expense base. Software development and website implementation costs are expensed as incurred during the preliminary project stage. Capitalized costs are amortized from the year the software is ready for its intended use over its estimated useful life, three to seven years, using the straight-line method. Periodically, we evaluate the amortization methods, remaining lives and recoverability of such costs. Capitalized software development and website implementation costs are included in other non-current assets in the consolidated balance sheets and are presented net of accumulated amortization. Gross deferred technology costs were $20,338 and $20,130 as of March 31, 2014 (Successor) and December 31, 2013 (Successor), respectively. Accumulated amortization of deferred technology costs were $6,971 and $5,586 as of March 31, 2014 (Successor) and December 31, 2013 (Successor), respectively.
Accounting for the Impairment of Long-Lived Assets (Including Other Intangible Assets)
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to current forecasts of undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets held for sale are written down to fair value, less cost to sell. Fair value is determined based on market evidence, discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. There were no impairments of long-lived assets for the three months ended March 31, 2014 (Successor), the periods March 23 to March 31, 2013 (Successor) and January 1 to March 22, 2013 (Predecessor).

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed in a business combination. Indefinite-lived intangible assets consist of the Company's acquired brands. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually during the fourth quarter each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have three reporting units, Higher Education, Professional and International with goodwill and indefinite-lived intangible assets that are evaluated for impairment.
We initially perform a qualitative analysis evaluating whether there are events or circumstances that provide evidence that it is more likely than not that the fair value of any of our reporting units or indefinite-lived intangible assets are less than their carrying amount. If, based on our evaluation we do not believe that it is more likely than not that the fair value of any of our reporting units or indefinite-lived intangible assets are less than their carrying amount, no quantitative impairment test is performed. Conversely, if the results of our qualitative assessment determine that it is more likely than not that the fair value of any of our reporting units or indefinite-lived intangible assets are less than their respective carrying amounts we perform a two-step quantitative impairment test.
During the first step, the estimated fair value of the reporting units are compared to their carrying value including goodwill and the estimated fair value of the intangible assets is compared to their carrying value. Fair values of the reporting units are estimated using the income approach, which incorporates the use of a discounted free cash flow analysis, and are corroborated using the market approach, which incorporates the use of revenue and earnings multiples based on market data. The discounted free cash flow analyses are based on the current operating budgets and estimated long-term growth projections for each reporting unit. Future cash flows are discounted based on a market comparable weighted average cost of capital rate for each reporting unit, adjusted for market and other risks where appropriate. Fair values of indefinite-lived intangible assets are estimated using avoided royalty discounted free cash flow analyses. Significant judgments inherent in these analyses include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the discounted free cash flow analyses reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the discounted free cash flow analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks.
If the fair value of the reporting units or indefinite-lived intangible assets are less than their carrying value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill or indefinite-lived intangible assets to the carrying value. The fair value of the goodwill or indefinite-lived intangible assets is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit or carrying value of the indefinite-lived intangible asset. If the implied fair value of the goodwill or indefinite-lived intangible assets is less than the carrying value, the difference is recognized as an impairment charge. Significant judgments inherent in this analysis include estimating the amount and timing of future cash flows and the selection of appropriate discount rates, royalty rate and long-term growth rate assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit and indefinite-lived intangible asset and for some of the reporting units and indefinite-lived intangible assets could result in an impairment charge, which could be material to our financial position and results of operations. There were no impairments of goodwill and indefinite-lived intangible assets for the three months ended March 31, 2014 (Successor), the periods March 23 to March 31, 2013 (Successor) and January 1 to March 22, 2013 (Predecessor).
Foreign Currency Translation
We have operations in many foreign countries. For most international operations, the local currency is the functional currency. For international operations that are determined to be extensions of the U.S. operations, the United States dollar is the functional currency. For local currency operations, assets and liabilities are translated into United States dollars using end-of-period exchange rates, and revenue and expenses are translated into United States dollars using weighted-average exchange rates. Foreign currency translation adjustments are accumulated in a separate component of equity.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Stock-Based Compensation
The Company issues stock options and other stock-based compensation to eligible employees, directors and consultants and accounts for these transactions under the provisions of Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation. For equity awards, total compensation cost is based on the grant date fair value. For liability awards, total compensation cost is based on the fair value of the award on the date the award is exercised and delivered. For performance-based options issued, the value of the instrument is measured at the grant date as the fair value of the common stock and expensed over the vesting term when the performance targets are considered probable of being achieved. The Company recognizes stock-based compensation expense for all awards, on a straight-line basis, over the service period required to earn the award, which is typically the vesting period.
Revenue Recognition
Revenue is recognized as it is earned when goods are shipped to customers or services are rendered. We consider amounts to be earned once evidence of an arrangement has been obtained, services are performed, fees are fixed or determinable and collectability is reasonably assured.
Arrangements with multiple deliverables
Revenue relating to products that provide for more than one deliverable is recognized based upon the relative fair value to the customer of each deliverable as each deliverable is provided. Revenue relating to agreements that provide for more than one service is recognized based upon the relative fair value to the customer of each service component as each component is earned. If the fair value to the customer for each service is not objectively determinable, we make our best estimate of the services’ stand-alone selling price and recognize revenue as earned as the services are delivered. Because we determine the basis for allocating consideration to each deliverable primarily on prices experienced from completed sales, over time the portion of consideration allocated to each deliverable in a multiple deliverable arrangement may increase or decrease depending on the most recent selling price of a comparable product or service sold on a stand-alone basis. For example, as the demand for, and prevalence of, digital products increases, we may be required to increase the amount of consideration allocable to digital products included in multiple deliverable arrangements because the fair value of such products or services may increase relative to other products or services bundled in the arrangement. Conversely, in the event that demand for our print products decreases, thereby causing us to experience reduced prices on our print products, we may be required to allocate less consideration to our print products in our arrangements that include multiple deliverables.
Subscription-based products
Subscription income is recognized over the related subscription period that the subscription is available and is used by the customer. Subscription revenue received or receivable in advance of the delivery of services or publications is included in deferred revenue. Incremental costs that are directly related to the subscription revenue are deferred and amortized over the subscription period. For the year ended December 31, 2013, no significant changes have been made to the underlying assumptions related to estimates of revenue or the methodologies applied. Included among the underlying assumptions related to our estimates that impact the recognition of subscription income is the period that our subscriptions are accessed by our customers, the extent of our responsibility to provide access to our subscription-based products, and the extent of complementary support services customers demand to access our products.
Service arrangements
Revenue relating to arrangements that provide for more than one service is recognized based upon the relative fair value to the customer of each service component as each component is earned. Such arrangements may include digital products bundled with traditional print products, obligations to provide products and services in the future at no additional cost, and periodic training pertinent to products and services previously provided. If the fair value to the customer for each service is not objectively determinable, we make our best estimate of the services’ stand-alone selling price and recognize revenue as earned as the services are delivered. Losses on contracts are recognized in the

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

period in which the loss first becomes foreseeable. Contract losses are measured as the amount that the estimated total costs to complete the contract exceed the estimated total revenues that will be generated by the contract.
Shipping and Handling Costs
All amounts billed to customers in a sales transaction for shipping and handling are classified as revenue. Shipping and handling costs are also a component of cost of goods sold.
Income Taxes
The Company’s operations are subject to United States federal, state and local, and foreign income taxes. In several jurisdictions the Predecessor's operations have historically been included in MHC’s income tax returns, but subsequent to the Founding Transactions the Company (Successor) will file as a member of the of the consolidated group of Georgia Holdings, Inc. In preparing the Predecessor's combined financial statements, the tax provision was determined on a separate return, stand-alone basis.
We determine the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.
Valuation allowances are established when management determines that it is more-likely-than not that some portion or all of the deferred tax asset will not be realized. Management evaluates the weight of both positive and negative evidence in determining whether a deferred tax asset will be realized. Management will look to a history of losses, future reversal of existing taxable temporary differences, taxable income in carryback years, feasibility of tax planning strategies, and estimated future taxable income. The valuation allowance can also be affected by changes in tax laws and changes to statutory tax rates.
We prepare and file tax returns based on management’s interpretation of tax laws and regulations. As with all businesses, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax assessments based on differences in interpretation of the tax law and regulations. We adjust our estimated uncertain tax positions reserves based on audits by and settlements with various taxing authorities as well as changes in tax laws, regulations, and interpretations. We recognize interest and penalties on uncertain tax positions as part of interest expense and operating expenses, respectively.
Contingencies
We accrue for loss contingencies when both (a) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can reasonably be estimated. When we accrue for loss contingencies and the reasonable estimate of the loss is within a range, we record its best estimate within the range. We disclose an estimated possible loss or a range of loss when it is at least reasonably possible that a loss may have been incurred. Neither an accrual nor disclosure is required for losses that are deemed remote.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance is effective for the Company in the first quarter of 2017 and early application is not permitted. Entities must adopt the new guidance using one of two retrospective application methods. The Company is currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The revised guidance is effective for annual fiscal periods beginning after December 15, 2014 . Early adoption is permitted. The Company is evaluating the impact the revised guidance will have on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), which prescribes that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of a jurisdiction or the tax law of a jurisdiction does not require it, and the Company does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. At the beginning of our 2014 fiscal year, we adopted ASU 2013-11 and it did not have a material impact on our combined consolidated financial statements.

2.	The Founding Transactions

As discussed in Note 1, the Founding Acquisition was completed on March 22, 2013 and financed by:

•
Borrowings under MHGE Holdings senior secured credit facilities (the “Senior Facilities”), consisting of a $810,000, 6-year senior secured term loan credit facility (the “term loan facility”), all of which was drawn at closing and a $240,000, 5-year senior secured revolving credit facility (“revolving credit facility”), $35,000 of which was drawn at closing;

•
Issuance by MHGE Holdings and McGraw-Hill Global Education Finance, Inc., a wholly owned subsidiary of MHGE (together with MHGE Holdings, the “Issuers”) of $800,000, 9.75% first-priority senior secured notes due 2021 (the “Notes”); and

•	Equity contribution of $950,000 from Parent funded by the Sponsor, co-investors and management.
The Founding Acquisition occurred simultaneously with the closing of the financing transactions and equity investments described above.
The Founding Acquisition, related financing and payment of any costs related to these transactions are collectively herein referred to as the Founding Transactions.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

3.	The Founding Acquisition

The Founding Acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The Founding Acquisition and the determination of fair value of the assets acquired and liabilities assumed was recorded as of March 22, 2013 based on the initial purchase price of $1,711,348. As a result of the Founding Acquisition, goodwill of $288,794 was recorded on the Successor's balance sheet. The Company has finalized the allocation of goodwill to each of its reporting units.
The sources and uses of funds in connection with the Founding Transactions are summarized below:

Sources
Proceeds from term loan facility	$785,700
Proceeds from revolving credit facility	35,000
Proceeds from Notes	789,096
Proceeds from equity contributions	950,000
Total sources	$2,559,796

Uses
Equity purchase price	$1,739,447
Transaction fees and expenses	131,339
Cash to balance sheet	60,156
Distribution to Parent	628,854
Total uses	$2,559,796
Purchase Price
The Founding Acquisition has been accounted for using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date, with any excess of the purchase price attributed to goodwill. The fair values have been determined based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information. On October 16, 2013 the working capital adjustment was finalized with MHC and the Company's share of the proceeds of the working capital adjustment was $28,099.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash and equivalents	$19,633
Accounts receivable and other current assets	132,750
Inventory	238,208
Prepublication costs	109,064
Property, plant and equipment	106,636
Identifiable intangible assets	998,007
Other noncurrent assets	56,226
Accounts payable and accrued expenses	(92,591)
Unearned revenue	(39,839)
Other current liabilities	(49,767)
Deferred income tax liability	(11,568)
Other long-term liabilities	(21,980)
Noncontrolling interests	(22,225)
Goodwill	288,794
Purchase price	$1,711,348
Residual goodwill consists primarily of intangible assets related to the knowhow and design of the Company’s products that do not qualify for separate recognition as well as assembled work force.
The fair values of the finite acquired intangible assets will be amortized over their useful lives, which is consistent with the estimated useful life considerations used in determining their fair values. Customer and technology intangibles are amortized on a straight-line basis while Content intangibles are amortized using the sum of the years digits method.

	Fair Value	Useful Lives
Brands	$283,000	Indefinite
Customers	140,000	11 - 14 years
Content	566,007	8 - 14 years
Technology	9,000	5 years
The Founding Acquisition was a taxable acquisition of the assets of domestic subsidiaries and a non-taxable acquisition of the stock of international subsidiaries for U.S. income tax purposes. Deferred income tax liability of $11,568 has been provided for the difference in fair value of international assets and liabilities over the carryover tax basis.
Distribution to Parent
The total amount of $628,854 allocated to MHSE Holdings includes purchase price as well as the working capital adjustment made at closing and is classified as "Distribution to Parent" in the combined consolidated financial statements. MHSE Holdings is not included in these combined consolidated financial statements.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Acquisition of Non-Controlling Interest
On March 15, 2013 the Company acquired the remaining 34% interest in its joint venture in India and now owns all of the outstanding shares of the joint venture. The aggregate purchase price was approximately $25,046. The excess of the purchase price over the book value of the non-controlling interest of $14,672 was recognized as an adjustment to additional paid-in capital. After the transaction the Company owns 100%.
Pro Forma Financial Information
The following unaudited pro forma results of operations give effect to the Founding Transactions as if they had occurred on January 1, 2012. This unaudited pro forma financial information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Founding Transactions had actually occurred on that date, nor the results of operations in the future.

	Three Months Ended March 31, 2013
	As reported	Pro forma
Revenue	$199,125	$197,875
Net income (loss)	(24,706)	(174,985)

The above amounts have been calculated after adjusting the amounts reported in our audited financial statements to reflect increased inventory costs, additional amortization expense of intangible assets, decrease in unearned revenue and additional interest expense, all of which would have been recorded assuming the fair value adjustments to inventory, intangible assets, debt and unearned revenue have been recorded from the beginning of the annual periods being reported on, as well as the income tax impact of these pro forma adjustments.

4.	ALEKS Acquisition

On August 1, 2013 the Company acquired all of the outstanding shares of ALEKS Corporation, a developer of adaptive learning technology for the higher education and K-12 education markets. Prior to the acquisition, the Company had a long-term royalty-based partnership with ALEKS where ALEKS technology solutions were incorporated into the Company’s Higher Education’s products.
ALEKS was acquired for $104,000; $50,000 was paid in cash at closing, with $54,000 payable one year after closing and is included in other current liabilities in combined consolidated balance sheet, $15,000 of which will be held in escrow for six months. On October 31, 2013, the working capital adjustment was finalized and the Company's share of the proceeds of the working capital adjustment was $1,422. The $50,000 paid at closing was financed by a combination of cash on hand and borrowing under the revolving credit facility. Costs incurred in connection with the acquisition for the year ended December 31, 2013 were $2,549 and are included in operating and administrative expenses.
After closing and within the third quarter, the Company entered into a reseller agreement with MHSE Holdings, which is a separate wholly owned subsidiary of our Parent, granting MHSE Holdings exclusive rights to sell ALEKS products in the K-12 market. MHSE Holdings paid $25,500 to the Company for the exclusivity provision, which is being recognized over five years and renewable for no additional fee after five years, and paid a royalty advance of $12,500. The royalty rate is 15% on net sales.
The companies received a fairness opinion from a third party valuation firm on the terms of the transaction.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Tangible assets	9,367
Identifiable intangible assets	58,541
Unearned revenue	(1,149)
Other liabilities	(31,610)
Goodwill	68,851
Purchase price	$104,000
Residual goodwill consists primarily of intangible assets related to the knowhow and design of the Company’s products that do not qualify for separate recognition as well as assembled work force. The amount of goodwill is not considered deductible for tax purposes.
The fair values of the acquired intangible assets will be amortized on a straight-line basis over their useful lives of 5 years, which is consistent with the estimated useful life considerations used in determining their fair values. Amortization expense of $2,927 was recorded in the quarter ended March 31, 2014.

5.	Area 9 Acquisition

On February 6, 2014 the Company acquired the remaining 80% that it did not already own of Area 9, a Danish Company and developer of adaptive learning technology for the higher education market for total consideration of $79,333. Prior to the acquisition, the Company had a long-term royalty-based relationship with Area 9. The Company had purchased the other 20% stake in Area 9 in January 2013. Consideration for the acquisition of the remaining 80% was $28,044 in cash at closing, with the remainder in shares of Georgia Holdings common stock, including shares held in escrow, and shares subject to an earn-out based on several financial measures which we expect to be met and therefore all earn out shares have been valued in member's equity.

The agreement has consulting payments to the founders of Area 9 of $9,800 for a designated project and deliverable, $2,700 of which is contingent upon a success project deliverable and expense reimbursement over a four year period of $5,000. These costs are expensed as incurred.

There is a gain of $7,329 in other income reflecting a fair value adjustment based on the purchase price of the additional 80% interest on the original 20% stake which fair value is $15,866, making the total transaction value equal to $95,200. The transaction is subject to a working capital adjustment 120 days after closing.

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Tangible assets	$5,390
Identifiable intangible assets	46,200
Other liabilities	(6,048)
Goodwill	49,658
Purchase price	$95,200
Residual goodwill consists primarily of intangible assets related to the knowhow and design of the Company’s products that do not qualify for separate recognition as well as assembled work force. The amount of goodwill deductible for tax purposes has not been determined and will be finalized with the finalization of the acquisition accounting.
The fair values of the acquired intangible assets will be amortized on a straight-line basis over their useful lives of 4 and 7 years, which is consistent with the estimated useful life considerations used in determining their fair values. Amortization expense of $1,148 was recorded in the quarter ended March 31, 2014.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

6.	Inventories

Inventories consist of the following:

	Successor
	March 31, 2014	December 31, 2013
Raw materials	$1,181	$1,604
Work-in-progress	2,790	2,220
Finished goods	126,539	122,012
	130,510	125,836
Reserves	(44,840)	(45,548)
Inventories, net	$85,670	$80,288

7.	Debt

As of March 31, 2014 (Successor), long-term debt consisted of the following:

	March 31, 2014	December 31, 2013
Term loan facility	$666,056	$701,763
Notes	790,493	790,152
Less current portion of Long Term Debt	(6,880)	(8,100)
Long Term Debt[1]	$1,449,669	$1,483,815

1 Long Term Debt balances reflect face value of debt less the unamortized discount.

Senior Facilities
In connection with the Founding Transactions, on March 22, 2013, MHGE Holdings, our wholly owned subsidiary, together with the Company, entered into the Senior Facilities, which are governed by a first lien credit agreement with Credit Suisse AG, as administrative agent, and the other agents and lenders party thereto, that provided senior secured financing of up to $1,050,000, consisting of:

•	the term loan facility in an aggregate principal amount of $810,000 with a maturity of six years; and

•
the revolving credit facility in an aggregate principal amount of up to $240,000 with a maturity of five years, including both a letter of credit sub-facility and a swingline loan sub-facility. The amount available under the revolving credit facility at March 31, 2014 was $239,862.

On December 31, 2013 the Company made a voluntary principal payment of 10% of the $810,000 term loan facility outstanding under its First Lien Credit Agreement. This $81,000 voluntary principal payment is in addition to the Company’s scheduled quarterly repayment of $2,025 that was paid on the same date.

On March 24, 2014, the Company made a voluntary principal payment of $35,000 and refinanced the Term Loan facility in the aggregate principal of $687,925. The revised terms reduce the LIBOR floor from 1.25% to 1.0% and the applicable LIBOR margin from 7.75% to 4.75%. The maturity date did not change but quarterly principal payments were reduced from $2,025 to $1,720, maintaining the amortization rate at ¼ of 1% of the refinanced principal amount.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

The interest rate on the borrowings under the Senior Facilities is based on LIBOR or Prime, plus an applicable margin. The interest rate at March 31, 2014 was 5.75% for the term loan facility and there were no outstanding borrowings under the revolving credit facility. The term loan facility and the revolving credit facility were issued at a discount of 3% and 2%, respectively. Debt issuance costs and the discount are amortized to interest expense over the term of the respective facility. The amount of amortization included in interest expense for the quarter ended March 31, 2014 (Successor) and the nine days ended March 31, 2013 (Successor) were $2,497 and $348, respectively. There was no amortization expense recorded in the Predecessor period in 2013.
The term loan facility requires quarterly amortization payments totaling 1% per annum of the refinanced principal amount of the facility, with the balance payable on the final maturity date. The term loan facility also includes custom mandatory prepayments requirements based on certain events such as asset sales, debt issuances, and defined levels of free cash flows.
All obligations under the Senior Facilities are guaranteed by the Parent, the Company and each of MHGE Holdings existing and future direct and indirect material, wholly owned domestic subsidiaries and are secured by first priority lien on substantially all tangible and intangible assets of MHGE Holdings and each subsidiary guarantor, all of the MHGE Holdings capital stock and the capital stock of each subsidiary guarantor and 65% of the capital stock of the first-tier foreign subsidiaries that are not subsidiary guarantors, in each case subject to exceptions.
The revolving credit facility includes a springing financial maintenance covenant that requires MHGE Holdings net first lien leverage ratio not to exceed 7.00 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to EBITDA, as defined in the First Lien Credit Agreement, of MHGE Holdings and its consolidated subsidiaries). The covenant will be tested quarterly when the revolving credit facility is more than 20% drawn (including outstanding letters of credit), beginning with the fiscal quarter ended June 30, 2013, and will be a condition to drawings under the revolving credit facility (including for new letters of credit) that would result in more than 20% drawn thereunder. As of March 31, 2014 (Successor), the borrowings under the revolving credit facility were less than 20%, and so the covenant was not in effect.
Post-Plate Pro Forma Adjusted EBITDA reflects EBITDA as defined in the First Lien Credit Agreement. Solely for the purpose of calculating the springing financial covenant, plate investments should be excluded from the calculation of EBITDA.

9.75% First-Priority Senior Secured Notes due 2021
In connection with the Founding Acquisition, on March 22, 2013, the Issuers issued $800,000 in principal amount of the Notes in a private placement. The Notes bear interest at a rate of 9.75% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. The Notes were issued at a discount of 1.363%. Debt issuance costs and the discount are amortized to interest expense over the term of the Notes using the effective interest method. The amount of amortization included in interest expense for the quarter ended March 31, 2014 (Successor) and the nine days ended March 31, 2013 (Successor) were $1,498 and $150, respectively. There was no amortization expense recorded in the Predecessor period in 2013.
The Issuers may redeem the Notes at its option, in whole or in part, at any time on or after April 1, 2016, at certain redemption prices.
The Notes are fully and unconditionally guaranteed by the Parent, the Company and each of MHGE Holdings domestic restricted subsidiaries that guarantee the Senior Facilities. In addition, the Notes and the related guarantees are secured by first priority lien on the same collateral that secure the Senior Facilities, subject to certain exclusions.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

The Senior Facilities and the Notes contain certain customary affirmative covenants and events of default. In addition, the negative covenants in the Senior Facilities and the Notes limit MHGE Holdings and its restricted subsidiaries’ ability to, among other things: incur additional indebtedness or issue certain preferred shares, create liens on certain assets, pay dividends or prepay junior debt, make certain loans, acquisitions or investments, materially change its business, engage into transactions with affiliates, conduct asset sales, restrict dividends from subsidiaries or restrict liens, or merge, consolidate, sell or otherwise dispose of all or substantially all of MHGE Holdings assets.
The Parent and the Company are not bound by any financial or negative covenants in the Senior Facilities and the notes, other than, in the case of the Company prior to an IPO, with respect to incurrence of liens on and the pledge of MHGE Holdings capital stock and with respect to the maintenance of its existence.
On March 24, 2014, the Company began paying an incremental 0.25% interest rate on the 9.75% First-Priority Senior Secured Notes because a registration statement for an exchange offer to exchange the initial Notes for registered Notes had not been declared effective prior to that date. The incremental interest will continue to accrue until the exchange offer has been consummated, and the rate will increase by an additional 0.25% every 90 days that the exchange offer is not consummated, up to a maximum incremental interest rate of 1.0%. The Company’s registration statement for the exchange offer was declared effective on May 14, 2014, and the exchange offer was completed on June 19, 2014.
Scheduled Principal Payments
The scheduled principal payments required under the terms of the Senior Facilities and the Notes as of March 31, 2014 were as follows:

Successor
March 31, 2014
Remainder of 2014	$5,160
2015	6,880
2016	6,880
2017	6,880
2018	6,880
2019 and beyond	1,463,525
1,496,205
Less: Current portion	6,880
$1,489,325

8.	Fair Value Measurements

In accordance with authoritative guidance for fair value measurements, certain assets and liabilities are required to be recorded at fair value. Fair value is defined as the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants. A fair value hierarchy has been established which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

We have investments in equity securities classified as available-for-sale that are adjusted to fair value on a recurring basis. The fair values of our investments in available-for-sale securities were determined using quoted market prices from daily exchange traded markets and are classified within Level 1 of the valuation hierarchy.
The following table summarizes assets measured at fair value on a recurring basis:

	Level 1
	March 31, 2014	December 31, 2013
Assets
Equity securities at fair value	$10,972	$10,844
Total assets at fair value	$10,972	$10,844

There were neither any instruments categorized as level 2 or 3 nor any reclassifications between level 1, 2, or 3 during the three months ended March 31, 2014 (Successor) and the year ended December 31, 2013 (Successor).
Other financial instruments, including cash and cash equivalents and short-term investments, are recorded at cost, which approximates fair value because of the short-term maturity and highly liquid nature of these instruments.

9.	Segment Reporting
The Company manages and reports its businesses in the following four segments:

•
MHGE Higher Education: Provides instructional content, adaptive learning, assessment and institutional services to students, professors, provosts and presidents in the college, university and postgraduate markets in the United States and around the world.

•
MHGE Professional: Provides content and subscription-based information services for the professional business, medical, technical and education/test-preparation communities, including for professionals preparing for entry into graduate programs.

•
MHGE International: Leverages our global scale, brand recognition and extensive product portfolio to serve educational and professional markets around the world. MHGE International pursues numerous product models to drive growth, ranging from reselling primarily MHGE Higher Education and MHGE Professional offerings to creating locally developed product suites customized for each region.

•	MHGE Other: Includes certain transactions or adjustments that our Chief Operating Decision Maker (“CODM”) considers to be unusual and/or non-operational.

The Company’s business segments are consistent with how management views the markets served by the Company. The CODM reviews their separate financial information to assess performance and to allocate resources. We measure and evaluate our reportable segments based on segment Post-Plate Adjusted Cash EBITDA and believe it provides additional information to management and investors to measure our performance and evaluate our ability to service our indebtedness. We exclude from segment Post-Plate Adjusted Cash EBITDA: interest expense (income), net, income tax (benefit) provision, depreciation, amortization and prepublication amortization and certain transactions or adjustments that our CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Although we exclude these amounts from segment Post-Plate Adjusted Cash EBITDA, they are included in reported consolidated net income (loss) and are included in the reconciliation below.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Post-Plate Adjusted Cash EBITDA is not a presentation made in accordance with U.S. GAAP and the use of our term, Post-Plate Adjusted Cash EBITDA, varies from others in our industry. Post-Plate Adjusted Cash EBITDA should be considered in addition to, not as a substitute for, net income (loss) or other measures of financial performance derived in accordance with U.S. GAAP as measures of operating performance or cash flows as measures of liquidity.

Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by Post-Plate Adjusted Cash EBITDA. As such, segment assets are not disclosed in the notes to the accompanying combined consolidated financial statements. The following tables set forth information about the Company’s operations by its four segments:

	Successor		Predecessor
	Three Months Ended March 31, 2014	March 23, 2013	January 1, 2013
		to	to
		March 31, 2013	March 22, 2013
Cash Revenues:
MHGE Higher Education	$115,082	$6,934	$93,289
MHGE Professional	23,543	1,913	25,738
MHGE International	48,137	4,036	54,289
Total Cash Revenues (1)	186,762	12,883	173,316
Change in deferred revenue	17,809	—	12,926
Total Consolidated Revenue	$204,571	$12,883	$186,242
(1) The elimination of inter-segment revenues was not significant to the revenues of any one segment.

Segment Post-Plate Adjusted Cash EBITDA:
MHGE Higher Education	$(2,442)	$(1,586)	$(6,045)
MHGE Professional	2,529	769	2,932
MHGE International	(11,690)	(2,264)	(8,630)
MHGE Other	(112)	413	1,571
Total Segment Post-Plate Adjusted Cash EBITDA	$(11,715)	$(2,668)	$(10,172)

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Reconciliation of Segment Post-Plate Adjusted Cash EBITDA to the consolidated statements of operations is as follows:

	Successor		Predecessor
	Three Months Ended March 31, 2014	March 23, 2013	January 1, 2013
		to	to
		March 31, 2013	March 22, 2013

Total Segment Post-Plate Adjusted Cash EBITDA	$(11,715)	$(2,668)	$(10,172)

Interest (expense) income, net	(44,319)	(4,405)	(481)
Benefit (provision) for taxes on income	29,092	12,179	1,213
Depreciation, amortization and plate investment amortization	(40,959)	(3,729)	(15,738)
Deferred revenue	17,809	—	12,926
Restructuring charges and headcount reductions	(9,200)	—	(2,767)
Sponsor fees	(875)	(80)	—
Purchase accounting	—	(6,604)	—
Transaction costs	(2,565)	(17,416)	—
Acquisition costs	(2,410)	—	—
Other	(1,365)	—	(3,293)
Prepublication cash costs	9,220	1,570	14,128
Net (loss) income	(57,287)	(21,153)	(4,184)
Less: Net income attributable to noncontrolling interests	118	—	631
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(57,169)	$(21,153)	$(3,553)

The following is a schedule of revenue and long-lived assets by geographic region:

	Revenue (1)			Long-lived Assets (2)
	Successor		Predecessor	Successor
	Three Months Ended March 31, 2014	March 23, 2013 to March 31, 2013	January 1, 2013 to March 22, 2013	As of March 31, 2014	As of December 31, 2013
United States	$152,491	$9,207	$133,097	$179,411	$186,203
International	52,080	3,676	53,145	28,211	39,744
Total	$204,571	$12,883	$186,242	$207,622	$225,947

(1)	Revenues are attributed to a geographic region based on the location of customer.

(2)	Reflects total assets less current assets, goodwill, intangible assets, investments, deferred financing costs and non-current deferred tax assets.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

10.	Taxes on Income

For the quarter ended March 31, 2014 (Successor) and the periods March 23, 2013 to March 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), the effective tax rate was 33.7%, 36.5% and 22.5%, respectively. The difference between the rates was primarily due to jurisdictional mix of operating losses, one-time transaction costs incurred in the U.S., change in successor forecasted losses related to purchase accounting, and repatriation from foreign subsidiary.
At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect, and are individually computed, are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.
As of March 31, 2014 (Successor) and December 31, 2013 (Successor), the total amount of federal, state and local, and foreign unrecognized tax benefits was $1,124 and $1,140, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. In addition to the unrecognized tax benefits, as of March 31, 2014 (Successor) and December 31, 2013 (Successor), we had $2,877 and $2,685, respectively, of accrued interest and penalties associated with uncertain tax positions.
Under the terms of the Founding Acquisition, MHC is contractually liable for unrecognized tax benefits incurred by the Company through March 22, 2013. An indemnification receivable from MHC of $3,864 and $3,688 has been recorded in non-current assets as of March 31, 2014 (Successor) and December 31, 2013 (Successor) for the unrecognized tax benefit, interest, and penalties related to controlled foreign corporations as taxpayers of record.

11.	Employee Benefits

Defined Contribution Plans
A majority of employees of McGraw-Hill Global Education Intermediate Holdings, LLC are participants in voluntary 401(k) plans sponsored by the Company under which the Company may match employee contributions up to certain levels of compensation as well as profit-sharing plans under which the Company contributes a certain percentage of eligible employees’ compensation to the employees’ accounts.
Pension Plans
A majority of employees of the Company were participants in various defined benefit pension plans as well as post-retirement plans administered and sponsored by MHC. Benefits under the pension plans are based primarily on years of service and employees’ compensation. The Company has no liability for these plans.

12.	Stock-Based Compensation

Stock-based compensation for the periods presented was as follows:

	Successor		Predecessor
	Three Months Ended March 31, 2014	March 23, 2013	January 1, 2013
		to	to
		March 31, 2013	March 22, 2013
Stock option expense	$1,387	$—	$74
Restricted stock and unit awards expense	306	17	3,220
Total stock-based compensation expense	$1,693	$17	$3,294

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

As of March 31, 2014, there was approximately $14,475 of total unrecognized compensation costs related to non-vested stock-based employee compensation arrangements granted under the Management Equity Plan. The Company expects to recognize those costs over a weighted average period of 4.0 years.
All outstanding stock options granted by MHC prior to the Founding Acquisition remain under MHC's share-based compensation plans.

13.	Restructuring

In order to contain costs and mitigate the impact of current and expected future economic conditions, as well as a continued focus on process improvements, we have initiated various restructuring plans over the last several years. The charges for each restructuring plan are classified as operating and administration expenses within the combined consolidated statements of operations.

In certain circumstances, reserves are no longer needed because of efficiencies in carrying out the plans, or because employees previously identified for separation resigned from the Company and did not receive severance or were reassigned due to circumstances not foreseen when the original plans were initiated. In these cases, we reverse reserves through the combined consolidated statements of operations when it is determined they are no longer needed.
During the first quarter of 2013, prior to the Founding Acquisition, MHC continued to identify opportunities for cost savings through workforce reductions and other restructuring activities as part of MHC’s Growth and Value Plan. For the period January 1, 2013 to March 22, 2013 (Predecessor), we reduced the reserve by $4,871, primarily relating to cash payments for employee severance costs. There is no remaining reserve as of March 31, 2014 as the total balance remained with MHC subsequent to the Founding Acquisition.
During the fourth quarter of 2013, the Company initiated restructuring plans across several of its business units to review its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance.
The following table summarizes restructuring information by reporting segment:

	MHGE Higher Education	MHGE Professional	MHGE International	MHGE Other	Total
Balance at December 31, 2013	$4,179	$—	$3,169	$—	$7,348

Charges:
Employee severance and other personal benefits	1,128	—	3,904	—	5,032
Other associated costs	—	—	1,052	—	1,052
Payments:
Employee severance and other personal benefits	(1,229)	—	(1,737)	—	(2,966)
Other associated costs	—	—	(29)	—	(29)

Balance at March 31, 2014	$4,078	$—	$6,359	$—	$10,437

The Company expects to utilize the remaining reserves of $7,387 in 2014 and $3,050 in 2015.

14.	Guarantor Financial Information
On March 22, 2013, in connection with the Founding Acquisition, MHGE Holdings issued $800,000 aggregate principal amount of Notes as described in Note 2. The Notes and the Senior Facilities are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis subject to certain exceptions, by the Company and each

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

of the Company’s direct and indirect wholly owned domestic subsidiaries (the “Guarantors”). Each of the Guarantors is 100 percent owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Notes and Senior Facilities (“Non-Guarantors”).
The following combined consolidated financial statements are presented for the information of the holders of the Notes and present the consolidated balance sheets as of March 31, 2014 (Successor) and December 31, 2013 (Successor) and the combined consolidated statements of operations and condensed combined consolidated statements of cash flows for the quarter ended March 31, 2014 (Successor), the periods March 23, 2013 to March 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) of the Company. The combined consolidated financial statements present MHGE Intermediate, which is a Guarantor of the Notes, the Guarantor subsidiaries of MHGE Intermediate, the Non-Guarantor subsidiaries of MHGE Intermediate and the elimination entries necessary to combine and consolidate MHGE Intermediate with the Guarantor and Non-Guarantor subsidiaries.
Investments in subsidiaries are accounted for using the equity method for purposes of the combined consolidated presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Additionally, substantially all of the assets of the Guarantor subsidiaries are pledged under the Notes and, consequently, will not be available to satisfy the claims of the Company’s general creditors.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor
	For The Three Months Ended March 31, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$155,518	$49,053	$—	$204,571
Cost of goods sold	—	32,031	21,789	—	53,820
Gross profit	—	123,487	27,264	—	150,751

Operating expenses
Operating & administration expenses	875	122,101	46,686	(1,461)	168,201
Depreciation	—	4,123	877	—	5,000
Amortization of intangibles	—	21,403	4,246	—	25,649
Transaction costs	2,565	—	—	—	2,565
Total operating expenses	3,440	147,627	51,809	(1,461)	201,415

Operating (loss) income	(3,440)	(24,140)	(24,545)	1,461	(50,664)

Interest expense (income), net	44,415	—	(96)	—	44,319
Equity in (income) loss of subsidiaries	38,406	—	—	(38,406)	—
Other (income)	—	(8,604)	—	—	(8,604)
(Loss) income from operations before taxes on income	(86,261)	(15,536)	(24,449)	39,867	(86,379)

Income tax (benefit) provision	(29,092)	(3,866)	(7,628)	11,494	(29,092)
Net (loss) income	(57,169)	(11,670)	(16,821)	28,373	(57,287)

Less: Net (income) loss attributable to noncontrolling interests	—	—	118	—	118

Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(57,169)	$(11,670)	$(16,703)	$28,373	$(57,169)

Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(57,169)	$(11,670)	$(17,475)	$28,373	$(57,941)

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor
	For the Period from March 23, 2013 to March 31, 2013
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$11,240	$1,643	$—	$12,883
Cost of goods sold	—	7,388	2,855	—	10,243
Gross profit	—	3,852	(1,212)	—	2,640

Operating expenses
Operating & administration expenses	80	8,339	3,194	(63)	11,550
Depreciation	—	430	—	—	430
Amortization of intangibles	—	1,813	358	—	2,171
Transaction costs	17,416	—	—	—	17,416
Total operating expenses	17,496	10,582	3,552	(63)	31,567

Operating (loss) income	(17,496)	(6,730)	(4,764)	63	(28,927)

Interest expense (income), net	4,407	—	(2)	—	4,405
Equity in (income) loss of subsidiaries	11,429	—	—	(11,429)	—
(Loss) income from operations before taxes on income	(33,332)	(6,730)	(4,762)	11,492	(33,332)

Income tax (benefit) provision	(12,179)	(2,199)	(1,286)	3,485	(12,179)
Net (loss) income	(21,153)	(4,531)	(3,476)	8,007	(21,153)

Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(21,153)	$(4,531)	$(3,476)	$8,007	$(21,153)

Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(21,153)	$(4,531)	$(3,494)	$8,007	$(21,171)

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Predecessor
	For the Period from January 1, to March 22, 2013
	MHGE Intermediate (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$132,283	$53,959	$—	$186,242
Cost of goods sold	—	31,956	24,293	—	56,249
Gross profit	—	100,327	29,666	—	129,993

Operating expenses
Operating & administration expenses	—	90,949	38,954	(567)	129,336
Depreciation	—	2,745	1,129	—	3,874
Amortization of intangibles	—	1,605	94	—	1,699
Total operating expenses	—	95,299	40,177	(567)	134,909

Operating (loss) income	—	5,028	(10,511)	567	(4,916)

Interest expense (income), net	—	—	481	—	481
(Loss) income from operations before taxes on income	—	5,028	(10,992)	567	(5,397)

Income tax (benefit) provision	—	(21)	(1,192)	—	(1,213)
Net (loss) income	—	5,049	(9,800)	567	(4,184)

Less: Net (income) loss attributable to noncontrolling interests	—	—	631	—	631

Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$—	$5,049	$(9,169)	$567	$(3,553)

Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$—	$5,049	$(10,466)	$567	$(4,850)
(1) MHGE Intermediate was created to facilitate the Founding Acquisition and therefore was not a legal entity in periods prior to March 22, 2013.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor
	March 31, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
ASSETS
Current assets:
Cash and equivalents	$—	$240,471	$76,591	$(161,177)	155,885
Accounts receivable	—	20,648	49,185	—	69,833
Related party	—	251,034	—	(249,764)	1,270
Inventories, net	—	51,959	32,250	1,461	85,670
Deferred income taxes	—	29,513	5,493	—	35,006
Prepaid and other current assets	90,473	12,628	21,849	(73,750)	51,200
Total current assets	90,473	606,253	185,368	(483,230)	398,864

Prepublication costs, net	—	74,368	20,338	—	94,706
Property, plant and equipment, net	—	83,979	—	—	83,979
Goodwill	—	217,973	189,707	—	407,680
Other intangible assets, net	—	944,427	63,432	—	1,007,859
Investments	1,657,796	55	14,153	(1,657,796)	14,208
Deferred income taxes non-current	—	45,668	2,141	—	47,809
Other non-current assets	70,600	21,064	7,873	—	99,537

Total assets	$1,818,869	$1,993,787	$483,012	$(2,141,026)	$2,154,642
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$161,659	$86,813	$12,206	$(161,177)	$99,501
Accrued royalties	—	2,894	5,965	—	8,859
Accrued compensation and contributions to retirement plans	—	22,414	8,390	—	30,804
Unearned revenue	—	98,771	4,560	—	103,331
Current portion of long-term debt	6,880	—	—	—	6,880
Other current liabilities	51,318	68,760	36,056	(875)	155,259
Total current liabilities	219,857	279,652	67,177	(162,052)	404,634

Long-term debt	1,449,669	—	—	—	1,449,669
Deferred income taxes	—	50	18,111	—	18,161
Other non-current liabilities	—	58,331	256,986	(249,764)	65,553
Total liabilities	1,669,526	338,033	342,274	(411,816)	1,938,017

Commitments and contingencies

Equity
Member's equity	292,474	1,654,627	153,168	(1,751,627)	348,642
Accumulated deficit	(143,131)	2,103	(24,520)	22,417	(143,131)
Accumulated other comprehensive loss	—	(976)	(10,005)	—	(10,981)
Total Parent company equity	149,343	1,655,754	118,643	(1,729,210)	194,530
Total equity - noncontrolling interests	—	—	22,095	—	22,095
Total equity	149,343	1,655,754	140,738	(1,729,210)	216,625

Total liabilities and equity	$1,818,869	$1,993,787	$483,012	$(2,141,026)	$2,154,642

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor
	December 31, 2013
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
ASSETS
Current assets:
Cash and equivalents	$—	$301,985	$67,429	$(116,024)	253,390
Accounts receivable	—	138,781	86,674	—	225,455
Related party	—	277,039	—	(249,676)	27,363
Inventories, net	—	47,547	31,396	1,345	80,288
Deferred income taxes	—	29,515	7,891	—	37,406
Prepaid and other current assets	61,381	19,648	5,905	(61,381)	25,553
Total current assets	61,381	814,515	199,295	(425,736)	649,455

Prepublication costs, net	—	75,634	20,772	—	96,406
Property, plant and equipment, net	—	89,531	11,157	—	100,688
Goodwill	—	268,215	46,060	—	314,275
Other intangible assets, net	—	930,848	120,869	—	1,051,717
Investments	1,696,202	8,800	14,805	(1,696,202)	23,605
Deferred income taxes non-current	—	26,426	859	(1,454)	25,831
Other non-current assets	76,368	21,038	7,815	—	105,221

Total assets	$1,833,951	$2,235,007	$421,632	$(2,123,392)	$2,367,198
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$116,024	$120,126	$11,296	$(116,024)	$131,422
Accrued royalties	—	81,216	12,814	—	94,030
Accrued compensation and contributions to retirement plans	—	63,813	13,582	—	77,395
Unearned revenue	—	116,313	5,460	—	121,773
Current portion of long-term debt	8,100	—	—	—	8,100
Other current liabilities	19,500	86,395	21,486	—	127,381
Total current liabilities	143,624	467,863	64,638	(116,024)	560,101

Long-term debt	1,483,815	—	—	—	1,483,815
Deferred income taxes	—	1,454	34,588	(1,454)	34,588
Other non-current liabilities	—	57,947	7,479	—	65,426
Total liabilities	1,627,439	527,264	106,705	(117,478)	2,143,930

Commitments and contingencies

Equity
Member's equity	292,474	1,694,097	309,336	(1,999,958)	295,949
Accumulated deficit	(85,962)	13,773	(7,817)	(5,956)	(85,962)
Accumulated other comprehensive loss	—	(127)	(10,082)	—	(10,209)
Total Parent company equity	206,512	1,707,743	291,437	(2,005,914)	199,778
Total equity - noncontrolling interests	—	—	23,490	—	23,490
Total equity	206,512	1,707,743	314,927	(2,005,914)	223,268

Total liabilities and equity	$1,833,951	$2,235,007	$421,632	$(2,123,392)	$2,367,198

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor
	For the Three Months Ended March 31, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Operating activities
Cash provided by operating activities	$36,720	$(54,894)	$33,791	$(45,153)	$(29,536)
Investing activities
Investment in prepublication costs	—	(6,856)	(2,364)	—	(9,220)
Capital expenditures	—	236	(1,104)	—	(868)
Acquisitions and investments	—	—	(28,044)	—	(28,044)
Proceeds from dispositions	—	—	8,653	—	8,653
Cash used for investing activities	—	(6,620)	(22,859)	—	(29,479)
Financing activities
Payment of term loan	(36,720)	—	—	—	(36,720)
Dividends paid to noncontrolling interests	—	—	(169)	—	(169)
Cash provided by (used for) financing activities	(36,720)	—	(169)	—	(36,889)
Effect of exchange rate changes on cash	—	—	(1,601)	—	(1,601)
Net change in cash and cash equivalents	—	(61,514)	9,162	(45,153)	(97,505)
Cash and cash equivalents at the beginning of the period	—	301,985	67,429	(116,024)	253,390
Cash and cash equivalents, ending balance	$—	$240,471	$76,591	$(161,177)	$155,885

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor
	For the Period from March 23, 2013 to March 31, 2013
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Operating activities
Cash provided by operating activities	$(1,757,738)	$1,668,420	$106,217	$(24,084)	$(7,185)
Investing activities
Investment in prepublication costs	—	—	(1,570)	—	(1,570)
Acquisitions and investments	—	(1,636,734)	(102,713)	—	(1,739,447)
Cash used for investing activities	—	(1,636,734)	(104,283)	—	(1,741,017)
Financing activities
Borrowings on long-term debt	1,574,796	—	—	—	1,574,796
Net change in revolving facility	35,000	—	—	—	35,000
Equity contribution	950,000	—	—	—	950,000
Payment of acquisition costs on behalf of Parent	(28,672)	—	—	—	(28,672)
Distribution to Parent	(628,854)	—	—	—	(628,854)
Payment of deferred loan acquisition costs	(84,375)	—	—	—	(84,375)
Cash provided by (used for) financing activities	1,817,895	—	—	—	1,817,895
Effect of exchange rate changes on cash	—	—	(18)	—	(18)
Net change in cash and cash equivalents	60,157	31,686	1,916	(24,084)	69,675
Cash and cash equivalents at the beginning of the period	—	(31,684)	51,317	—	19,633
Cash and cash equivalents, ending balance	$60,157	$2	$53,233	$(24,084)	$89,308

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Predecessor
	For the Period from January 1, 2013 to March 22, 2013
	MHGE Intermediate (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Operating activities
Cash provided by operating activities	$—	$34,293	$956,718	$(961,264)	$29,747
Investing activities
Investment in prepublication costs	—	(11,317)	(2,811)	—	(14,128)
Capital expenditures	—	(1,818)	(93)	—	(1,911)
Acquisitions and investments	—	(8,043)	(25,046)	—	(33,089)
Cash used for investing activities	—	(21,178)	(27,950)	—	(49,128)
Financing activities
Net transfers (to) from Parent	—	(50,674)	(966,500)	961,264	(55,910)
Dividends paid to noncontrolling interests	—	—	(1,814)	—	(1,814)
Cash provided by (used for) financing activities	—	(50,674)	(968,314)	961,264	(57,724)
Effect of exchange rate changes on cash	—	—	(1,450)	—	(1,450)
Net change in cash and cash equivalents	—	(37,559)	(40,996)	—	(78,555)
Cash and cash equivalents at the beginning of the period	—	5,875	92,313	—	98,188
Cash and cash equivalents, ending balance	$—	$(31,684)	$51,317	$—	$19,633

(1) MHGE Intermediate was created to facilitate the Founding Acquisition and therefore was not a legal entity in periods prior to March 22, 2013.

15.	Transactions with Sponsors

In connection with the Founding Transactions, MHGE Holdings, our wholly owned subsidiary, entered into a management fee agreement with Apollo Management VII, L. P. (the “Advisor”), an affiliate of our Sponsor pursuant to which the Advisor will provide management consulting services to Parent and its direct and indirect divisions and subsidiaries, including the Company and MHGE Holdings. In exchange for these services, the Advisor will receive an aggregate annual management fee of $3,500 and reimbursement of out-of-pocket expenses incurred in connection with the provision of such services. For the quarter ended March 31, 2014 and the period March 23, 2013 to March 31, 2013, the Successor recorded an expense of $875 and $80 for management fees, respectively. In connection with the Founding Transactions, Apollo Global Securities, LLC, an affiliate of our Sponsor (the “Affiliate”), entered into a transaction fee agreement with Parent relating to the provision of certain structuring, financial, investment banking and other similar advisory services in connection with the Founding Transactions and future transactions. We paid the Affiliate a one-time transaction fee of $25,000 in exchange for services rendered in connection with the structuring of the Founding Transactions, arranging financing and performing other services with the Founding Transactions. Also, subject to the terms and conditions of the agreement, an additional transaction fee equal to 1% of the aggregate enterprise value will be payable to Affiliate for investment banking, financing and other financial advisory services related to any merger, acquisition, disposition, financing or any similar transaction in the future.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

16.	Commitments and Contingencies

Legal Matters
In the normal course of business both in the United States and abroad, the Company is a defendant in various lawsuits and legal proceedings which may result in adverse judgments, damages, fines or penalties and is subject to inquiries and investigations by various governmental and regulatory agencies concerning compliance with applicable laws and regulations. In view of the inherent difficulty of predicting the outcome of legal matters, we cannot state with confidence what the timing, eventual outcome, or eventual judgment, damages, fines, penalties or other impact of these pending matters will be. We believe, based on our current knowledge, that the outcome of the legal actions, proceedings and investigations currently pending should not have a material adverse effect on the Company’s combined financial condition.

17.	Related Party Transactions

Employee Loans
During the second quarter of 2013, the Company made unsecured loans to two employees in the amount of $175 for the employees to invest in the Company’s parent common stock. Interest is payable at the federal short-term rate under the Internal Revenue Code, and the loans and accrued interest are repayable in cash in full from any after tax long-term incentive award payments but in no case later than February 15, 2015. The loans can be prepaid at any time. As of March 31, 2014, the balance outstanding was $175 and is included in prepaid and other current assets.
Services Agreements
In connection with the Founding Transactions, MHGE Holdings, our wholly owned subsidiary, entered into services agreement with MHSE Holdings, a separate wholly owned subsidiary of the Parent. Pursuant to the terms of the agreement, MHGE Holdings will provide MHSE Holdings with certain services at cost. The services include finance, accounting, audit, digital technology, sourcing and procurement, research and development, logistics, customer support and distribution.
MHC Service Charges and Allocations & Transition Services
Historically, MHC has provided services to and funded certain expenses for Predecessor and its subsidiaries. These services and expenses include global technology operations and infrastructure, global real estate and occupancy, employee benefits and shared services such as tax, legal, treasury, and finance as well as an allocation of MHC’s corporate management costs. The expenses included in the combined consolidated financial statements were $1,170, $851 and $7,661 for the quarter ended March 31, 2014 (Successor), the periods March 23, 2013 to March 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), respectively. No further charges and allocations are being made, except for services provided under the Transition Services Agreement as described below, because McGraw-Hill Education, LLC had established its own management structure, benefit plans and other functions.
Effective January 1, 2013, in connection with the Transactions, MHGE Holdings, our wholly owned subsidiary, entered into transition services agreement with MHC, pursuant to which MHC provided MHGE Holdings and us with certain corporate services, including corporate accounting, treasury, global procurement and manufacturing, facilities, human resources and information technology during 2013. Limited technology agreements will continue through part of 2014.
Payment of Acquisition Costs on Behalf of Parent
At the closing of the Founding Transactions MHGE Holdings paid $28,672 for costs related to the Founding Acquisition on behalf of Parent.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Reseller Agreement with MHSE Holdings
As disclosed in Note 4, the Company entered into a reseller agreement with MHSE Holdings, which is a separate wholly owned subsidiary of our Parent, granting MHSE Holdings exclusive rights to sell ALEKS products in the K-12 market. MHSE Holdings paid $25,500 to the Company for the exclusivity provision, which is being recognized over five years and renewable for no additional fee after five years, and paid a royalty advance of $12,500. The royalty rate is 15% on net sales.

18.	Supplemental Parent Company Equity Information

Parent Company equity is summarized as follows:

Successor (In thousands)	Total Parent Company Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	$199,778	$23,490	$223,268
Non-controlling interest acquired in the Acquisition	—	(371)	(371)
Comprehensive loss, net of tax	(57,941)	(855)	(58,796)
Contribution of shares from Georgia Holdings for acquisition and consideration	42,500	—	42,500
Georgia Holdings shares reserved for acquisition earn out	8,500	—	8,500
Stock-based compensation	1,693	—	1,693
Dividends paid to non-controlling interests	—	(169)	(169)
Balance at March 31, 2014	$194,530	$22,095	$216,625

Predecessor (In thousands)	Total Parent Company Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	$649,845	$24,735	$674,580
Non-controlling interest acquired in the Acquisition	(14,672)	(10,374)	(25,046)
Comprehensive loss, net of tax	(4,850)	(631)	(5,481)
Net decrease in Parent company investment	(56,418)	—	(56,418)
Stock-based compensation	3,294	—	3,294
Dividends paid to non-controlling interests	—	(1,814)	(1,814)
Balance at March 22, 2013	$577,199	$11,916	$589,115

Successor (In thousands)	Total Parent Company Equity	Noncontrolling Interest	Total Equity
Balance at March 23, 2013	$—	$—	$—
Non-controlling interest acquired in the Acquisition	—	22,225	22,225
Comprehensive loss, net of tax	(96,171)	1,791	(94,380)
Distribution to Parent	(628,854)	—	(628,854)
Payment of acquisition costs on behalf of MHE Acquistion, LLC	(28,672)	—	(28,672)
Equity contribution	950,000	—	950,000
Dividend on restricted stock units	(1,411)	—	(1,411)
Stock-based compensation	4,886	—	4,886
Dividends paid to non-controlling interests	—	(526)	(526)
Balance at December 31, 2013	$199,778	$23,490	$223,268

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis should be read in conjunction with the other sections of this Form 10-Q, including Part 1, Item 1-“Financial Statements.”
Overview
On March 22, 2013, MHE Acquisition, LLC, a wholly-owned subsidiary of Georgia Holdings, Inc., acquired all of the outstanding equity interests of certain subsidiaries of The McGraw-Hill Companies, Inc. (“MHC”) (the “Founding Acquisition”). The acquired subsidiaries included all of MHC’s educational materials and learning solutions business, which is comprised of two elements (i) the Higher Education, Professional, and International Group (the “HPI business” which includes post-secondary education and professional products both in the U.S. and internationally and (ii) the School Education Group business (the “SEG business”), which includes school and assessment products targeting students in the pre-kindergarten through secondary school market.
MHE Acquisition, LLC was formed and is owned by investment funds affiliated with Apollo Global Management, LLC (“Apollo” or the “Sponsor”). McGraw-Hill Global Education Intermediate Holdings, LLC (the “Company,” “the Successor” or “MHGE Intermediate”) and its wholly owned subsidiary McGraw-Hill Global Education Holdings, LLC (“MHGE Holdings”) were created to facilitate the Founding Acquisition. The terms “we,” “our,” and “us” used herein refer to the Company. In connection with the Founding Acquisition, a restructuring was completed, the result of which was that the HPI business and the SEG business were separated into two legal entities. The HPI business is now owned by MHGE Holdings, and the SEG business is owned by McGraw-Hill School Education Intermediate Holdings, LLC (“MHSE Holdings”), a separate wholly owned subsidiary of MHE US Holdings LLC, our direct parent (“Parent”). MHSE Holdings is financed through a separate debt structure. Neither MHGE Holdings nor its parent companies guarantee or provide any collateral to the financing for MHSE Holdings, and MHSE Holdings does not guarantee or provide collateral to the financing for MHGE Holdings or its parent companies.
The term “Predecessor” refers to the historical combined information of MHGE Holdings prior to giving effect to the consummation of the Founding Acquisition, but after giving effect to the Restructuring. The term “Successor” refers to McGraw-Hill Global Education Intermediate Holdings, LLC after giving effect to the consummation of the Founding Acquisition. See Notes 1 through 3 to the combined consolidated financial statements for additional information.

Forward-Looking Statements
This report includes statements that are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results of operations, financial condition and liquidity or developments may not be indicative of results or developments in subsequent periods.
Any forward-looking statements we make in this report speak only as of the date of such statement, and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
Our Industry
Across the globe, education is a large and growing market. Worldwide, education- related products and services typically accounted for approximately 5% of a country’s gross domestic product (“GDP”). The United States alone spends more than $1 trillion annually on education, or roughly 7% of its GDP.
The post-secondary content industry serves the needs of students and their professors at degree granting colleges and universities. In the United States enrollment at degree-granting institutions was approximately 21 million in fall 2012. The primary decision maker in choosing instructional materials for a course is the professor. Increasingly, professors are also choosing to work with publishers to customize instructional materials to their needs by including or excluding specific chapters from third-party content providers and/or including materials from the instructor. Publishers have historically distributed their instructional materials to post-secondary students through campus bookstores, but as with other forms of media, higher education instructional materials are experiencing a transition towards digital distribution and subscription-based offerings.

Our industry has been experiencing a shift from print to digital products. We generally recognize revenues from digital publications on a deferred basis, and we expect that our results in 2014 and beyond may be adversely impacted if sales from print products decline at a rate faster than the increase we expect from digital publications, in part due to offerings from new competitors, but over the longer term we expect to realize significant benefits from this transition.

Industry Highlights and Outlook

Revenue is affected by enrollments, higher education funding and the number of courses available to students. The median projected increase in U.S. college enrollments is a rise of 15% to 23.4 million between 2009 and 2019, according to the National Center for Education Statistics. Enrollment in the U.S. tends to exhibit a greater than average increase during times of recession (as individuals return to school to improve their job prospects when the economy rebounds) and a decrease in the first year following a recession, after which time normal growth trends tend to resume. Such increased enrollments generally have a positive effect on our revenue. In international markets, where government funding generally constitutes a larger percentage of the overall amount spent on education, including on our products, government spending generally decreases during recessionary periods, which can have an adverse effect on our revenue in such markets.
Enrollment decreased 1.4% in the fall semester of 2013, an improvement from the 2.1% decline in the spring 2013 semester, in the United States, impacting all publishers as the economy continued to rebound from the recession. We believe this to be a temporary challenge which may also affect our revenues in fiscal 2014. Since 1970, there have been only three years in which enrollment declined by more than 1%. In all three cases, enrollment quickly resumed more normalized growth patterns.

The U.S. college new learning solution market was $4.3 billion in 2013. As technology continues to be the key trend in higher education for course management and content delivery, we will continue our digital transformation by aggressively pursuing a variety of e-initiatives, including eBooks, homework support for students and online faculty support.
Our Business
Our three principal businesses are as follows:

•
MHGE Higher Education provides instructional content, adaptive learning (an educational method which uses technology to adapt the presentation of specific content according to students’ learning needs, as indicated by their responses to questions), assessment and institutional services to students, professors, provosts and presidents in the college, university and postgraduate markets in the United States and around the world. Substantially all of MHGE Higher Education’s revenue is generated from individual titles of which we publish over 2,000. Reflecting the breadth and depth of MHGE Higher Education’s content, no individual title accounts for more than 2% of total revenue of MHGE Higher Education.

•
MHGE Professional provides content and subscription-based information services for the professional business, medical, technical and education/test prep communities, including for professionals preparing for entry into graduate programs.

•
MHGE International operations leverage our global scale and brand recognition and extensive product portfolio to serve educational and professional markets around the world. MHGE International pursues numerous product models to drive growth, ranging from reselling primarily MHGE Higher Education and MHGE Professional offerings to creating locally developed product suites customized for each region. MHGE International’s core geographic markets are located in Canada, Australia, Mexico, Spain, United Kingdom, Singapore and India.

The Founding Acquisition
On March 22, 2013, MHE Acquisition, LLC, acquired all of the outstanding equity interests of certain subsidiaries of The McGraw-Hill Companies, Inc. (“MHC”) for $2,184,071 in cash (the Founding Acquisition”). MHE Acquisition, LLC was formed and is owned by investment funds affiliated with Apollo Global Management (“Apollo” or the “Sponsor”). The acquired subsidiaries included all of MHC's educational materials and learning solutions business, which is comprised of two elements: (i) the Higher Education, Professional, and International Group, which includes post-secondary education and professional products both in the U.S. and internationally (the “HPI business”) and (ii) the School Education Group business, which includes school and assessment products targeting students in the pre-kindergarten through secondary school market (the “SEG business”).
The HPI business is our predecessor for accounting purposes (the “Predecessor”). Therefore, the results of operations of the Predecessor for the periods ended March 31, 2013 do not include the operations of the School Business. Historically, the Predecessor did not operate as an independent standalone company. The Predecessor’s combined financial statements have been carved-out of the historical combined financial statements of McGraw-Hill Education, LLC for the periods prior to the Founding Acquisition. In connection with the Founding Acquisition, all of HPI business’s assets and liabilities were revised to reflect their preliminarily estimated fair values on the date of the Founding Acquisition, based upon an allocation of the overall purchase price to the underlying net assets acquired. The combined consolidated financial statements as of March 31, 2014 and for the period from March 23, 2013 to March 31, 2013 (Successor) present separately the consolidated financial position, results of operations, cash flows and changes in equity for the Company on a “Successor” basis (reflecting the Company's ownership by funds affiliated with Apollo) and the combined financial position, results of operations, cash flows and changes in equity for the period ended March 22, 2013 on a Predecessor basis (reflecting the Company's ownership by MHC). The financial information of the Company has been separated by a vertical line on the face of the combined consolidated financial statements to identify these different bases of accounting.
Overall Operating Results
The following table sets forth certain historical combined consolidated financial information for the quarters ended March 31, 2014 and 2013. For comparison purposes, we have presented the results of operations for the March 31, 2013 on a combined basis, consisting of the historical results of the Predecessor for the period from January 1, 2013 to March 22, 2013, and for the historical results of operations of the Successor for the period from March 23, 2013 to March 31, 2013. We believe that this presentation, although not in conformity with U.S. GAAP, is beneficial to the reader by providing an easier-to-read discussion of the results of operations and provide the reader with information from which to analyze our financial results that is consistent with the manner that management reviews and analyzes results of operations. The following table and discussion should be read in conjunction with the information contained in our historical combined consolidated financial statements and the notes thereto included elsewhere in this prospectus. However, our historical results of operations set forth below and elsewhere in this prospectus may not necessarily reflect what would have occurred if we had been a separate, stand-alone entity during the periods presented or what will occur in the future.

Three months ended March 31, 2014 compared to the Periods Ended January 1, 2013 to March 22, 2013 (Predecessor) and March 23, 2013 to March 31, 2013 (Successor).

	Successor		Predecessor
	Quarter Ended	March 23, 2013	January 1, 2013
		through	through
	March 31, 2014	March 31, 2013	March 22, 2013
Revenue	$204,571	$12,883	$186,242
Cost of goods sold	53,820	10,243	56,249
Gross profit	150,751	2,640	129,993

Operating expenses
Operating & administration expenses	168,201	11,550	129,336
Depreciation	5,000	430	3,874
Amortization of intangibles	25,649	2,171	1,699
Transaction related expenses	2,565	17,416	—
Total operating expenses	201,415	31,567	134,909

Operating (loss) income	(50,664)	(28,927)	(4,916)

Interest expense (income), net	44,319	4,405	481
Other (income)	(8,604)	—	—
(Loss) income from operations before taxes on income	(86,379)	(33,332)	(5,397)
Income tax (benefit) provision	(29,092)	(12,179)	(1,213)
Net (loss) income	(57,287)	(21,153)	(4,184)
Less: net (income) loss attributable to noncontrolling interests	118	—	631
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(57,169)	$(21,153)	$(3,553)

Revenue
Revenue for the three months ended March 31, 2014, periods from March 23, 2013 to March 31, 2013 and January 1, 2013 to March 22, 2013 was $204,571, $12,883 and $186,242 , respectively. The increase from 2013 to 2014 was primarily due to an increase in Higher Education and Professional revenue partially offset by purchase accounting adjustments to unearned revenue balances of $1,336 in March 2014 compared to $720 in March 2013 as well as decreases in International revenue.
MHGE Higher Education
Higher Education revenue for the three months ended March 31, 2014 and periods from March 23, 2013 to March 31, 2013, January 1, 2013 to March 22, 2013 was $128,101, $9,670 and $107,717, respectively. Increases in Higher Education revenue were primarily due to growth in both digital of $11,215 and print sales of $5,406 as well as the impact of purchase accounting adjustments of $109, partially offset by decreases in custom revenue of $6,017. In addition, within our digital adaptive learning products, new student activations for McGraw-Hill Connect and active users of LearnSmart increased 19% and 37%, respectively, from the three months ended March 31, 2013 reflects increased demand for both product lines. In August 2013 the Company acquired all of the outstanding shares of ALEKS Corporation, a developer of adaptive learning technology for the higher education and K-12 education markets.
MHGE Professional
Professional revenue for the three months ended March 31, 2014, the periods from March 23, 2013 to March 31, 2013 and January 1, 2013 to March 22, 2013 was $25,784, $1,935 and $23,139, respectively. The increase was primarily due to growth in digital sales of $1,120, partially offset by lower print sales of $327, as well as the impact of purchase accounting adjustments of $84.
 MHGE International
International revenue for the three months ended March 31, 2014, the periods from March 23, 2013 to March 31, 2013 and January 1, 2013 to March 22, 2013 was $49,057, $2,594 and $53,009, respectively. The decrease was primarily due to declines in sales in Asia, India and Latin America. Traditional print sales decreased $8,305 as well as the impact of purchase accounting adjustments of $637, partially offset by growth in digital sales of $2,396.
Foreign exchange rates had a unfavorable impact on revenue of $1,898, $0 and $113 for the three months ended March 31, 2014, the periods from March 23, 2013 to March 31, 2013 and January 1, 2013 to March 22, 2013, respectively. This impact refers to constant currency comparisons estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year.
Other
Other revenue for the three months ended March 31, 2014, the periods from March 23, 2013 to March 31, 2013 and January 1, 2013 to March 22, 2013 was $1,629, $596 and an expense of $1,829, respectively.
Cost of Goods Sold
Cost of goods sold for the three months ended March 31, 2014, the periods from March 23, 2013 to March 31, 2013 and January 1, 2013 to March 22, 2013 was $53,820, $10,243 and $56,249, respectively. This decrease was primarily due to the purchase accounting step-up to fair market value of inventory of $5,884 as of March 23, 2013. Manufacturing costs as a percentage of total cost of goods sold for the three months ended March 31, 2014, the periods from March 23, 2013 to March 31, 2013 and January 1, 2013 to March 22, 2013 were 43%, 42% and 46%, respectively, while royalty expenses as a percentage of total cost of goods sold for the three months ended March 31, 2014, the periods from March 23, 2013 to March 31, 2013 and January 1, 2013 to March 22, 2013 were 49%, 48% and 44%, respectively. As a percentage of revenue, cost of goods sold for the three months ended March 31, 2014, the periods from March 23, 2013 to March 31, 2013 and January 1, 2013 to March 22, 2013 was 26%, 80% and 30%, respectively.

Operating & Administration Expenses
Operating & administration expenses for the three months ended March 31, 2014, the periods from March 23, 2013 to March 31, 2013 and January 1, 2013 to March 22, 2013 were $168,201, $11,550 and $129,336, respectively. The increase was primarily as a result of separation costs and cost savings initiatives taken during the three months ended March 31, 2014 partially offset by a more favorable cost structure as a stand-alone company. As a percentage of revenue, operating & administration expenses for the three months ended March 31, 2014, the periods from March 23, 2013 to March 31, 2013 and January 1, 2013 to March 22, 2013 were 82%, 90% and 69%, respectively.
Depreciation & Amortization of Intangibles
Total depreciation and amortization expenses for the three months ended March 31, 2014, periods from March 23, 2013 to March 31, 2013 and January 1, 2013 to March 22, 2013 were $30,649, $2,601 and $5,573, respectively. This was primarily due to increase in the fair value of definite-lived intangible assets of $1,062,407 and $58,541 related to the Founding Acquisition and ALEKS acquisition respectively.
Transaction related expenses
Transaction related expenses for the three months ended March 31, 2014, periods from March 23, 2013 to March 31, 2013 and January 1, 2013 to March 22, 2013 were $2,565, $17,416 and $0, respectively. This was solely a result of effecting the Founding Transactions and debt refinancing activities. The transaction related expenses include outside legal and consulting expenses.
Interest expense, net
Interest expenses, net, for the three months ended March 31, 2014, periods from March 23, 2013 to March 31, 2013 and January 1, 2013 to March 22, 2013 were $44,319, $4,405 and $481, respectively. This was principally a result of effecting the Founding Transactions. As discussed in Note 2 - The Founding Transactions - to the combined consolidated financial statements, our Founding Acquisition was financed by borrowings consisting of an initial $810,000 6-year senior secured term loan credit facility, all of which was drawn at closing, $240,000 5-year senior secured revolving credit facility, of which $35,000 was drawn at closing, and an issuance of $800,000, 9.75% first-priority senior secured notes.
Provision for Taxes on Income
Taxes on income for the three months ended March 31, 2014, periods from March 23, 2013 to March 31, 2013 and January 1, 2013 to March 22, 2013 were a benefit of $29,092, $12,179 and $1,213, respectively. The Predecessor tax provisions and related deferred tax assets and liabilities were determined as if the Company was a separate taxpayer. The effective tax rate decreased from 34.6% for the periods in 2013 to 33.7% in 2014.
Net Income Reconciliation to EBITDA, Adjusted EBITDA and Post-Plate Adjusted Cash EBITDA
EBITDA, a measure used by management to assess operating performance, is defined as income from continuing operations plus interest, income taxes, depreciation and amortization, including amortization of prepublication costs (“plate investment”). Adjusted EBITDA is defined as EBITDA adjusted to exclude unusual items and other adjustments required or permitted in calculating covenant compliance under the indenture governing our senior secured notes and/or our new senior secured credit facilities. Pro Forma Post-Plate Adjusted Cash EBITDA reflects the impact of cash spent for plate investment. Plate investment costs, reflecting the cost of developing education content are capitalized and amortized. These costs are capitalized when the title is expected to generate probable future economic benefits and are amortized upon publication of the title over its estimated useful life of up to six years. Pro Forma Post-Plate Adjusted Cash EBITDA reflects EBITDA as defined in the First Lien Credit Agreement and the Bond Indenture.
Each of the above described EBITDA-based measures is not a recognized term under U.S. GAAP and does not purport to be an alternative to income from continuing operations as a measure of operating performance or to cash flows from operations as a measure of liquidity. Additionally, each such measure is not intended to be a measure of free cash flows available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Such measures have limitations as analytical tools, and you should not consider any of such measures in isolation or as substitutes for our results as reported under U.S. GAAP. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement U.S. GAAP results to provide a more complete understanding of the factors and trends affecting the business than U.S. GAAP results alone. Because not all companies use identical calculations, these EBITDA-based measures may not be comparable to other similarly titled measures of other companies.

Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, EBITDA provides more comparability between the historical operating results and operating results that reflect purchase accounting and the new capital structure.
Management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA and Post-Plate Adjusted Cash EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.
EBITDA, Adjusted EBITDA and Post-Plate Adjusted Cash EBITDA are calculated as follows:

	Three Months Ended		Year Ended	LTM
	March 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014
Net income (loss)	$(25,337)	$(57,287)	(87,895)	(119,845)
Interest (income) expense, net	4,886	44,319	135,503	174,936
Provision for (benefit from) taxes on income	(13,392)	(29,092)	(63,044)	(78,744)
Depreciation, amortization and plate investment amortization	19,467	40,959	167,019	188,511
EBITDA	(14,376)	(1,101)	151,583	164,858
Deferred revenue (a)	(12,926)	(17,809)	49,259	44,376
Restructuring and cost savings implementation charges (b)	2,767	9,200	24,700	31,133
Sponsor fees (c)	80	875	875	1,670
Purchase accounting (d)	6,604	—	141,100	134,496
Transaction costs (e)	17,416	2,565	27,612	12,761
Acquisition costs (f)	—	2,410	4,296	6,706
Other (g)	3,293	1,365	20,703	18,775
Adjusted EBITDA	2,858	(2,495)	420,128	414,775
Plate investment cash costs (h)	(15,698)	(9,220)	(66,583)	(60,105)
Post-Plate Adjusted Cash EBITDA	$(12,840)	$(11,715)	353,545	354,670
Pre-acquisition ALEKS Post-Plate Adjusted EBITDA (i)			5,000	(2,084)
Cost savings for initiatives implemented or identified that will be implemented (j)			42,000	41,400
Pro forma Post-Plate Adjusted Cash EBITDA			$400,545	$393,986

Notes:

(a)
We receive cash for certain digital products up front but recognize revenue over time. We record a liability for deferred revenue when we receive the cash. This adjustment represents the net effect of converting deferred revenues on digital sales to a cash basis assuming the collection of all receivable balances. In the first quarter 2014, this adjustment was $19,145, and there was also purchase accounting adjustments that reduced reported revenues by $1,336.

(b)
Represents run-rate cost savings, non-recurring severance and other expenses associated with headcount reductions and other cost savings initiated in 2013 and 2014 as part of our formal restructuring initiatives to create a flatter and more agile organization.

(c)
Beginning in 2014, approximately $3,500 of annual management fees will be payable to the Sponsor. The amount recorded in the Q1 2013 Successor period was $80. The expense incurred during the first quarter 2014 was $875.

(d)
Represents the effects of the application of purchase accounting associated with the acquisition of MHC's educational materials and learning solutions business on March 22, 2013, driven by the step-up of acquired inventory. The deferred revenue adjustment recorded as a result of purchase accounting has been considered in the deferred revenue adjustment.

(e)	The amount represents the transaction costs associated with the acquisition of MHC's educational materials and learning solutions business on March 22, 2013.

(f)	The amount represents costs associated with the acquisition of Area 9 on February 6, 2014.

(g)
Represents (i) cash distributions to noncontrolling interest holders (excluding special dividends) of $169 and $1,700, for the quarter ended March 31, 2014 and 2013, respectively; (ii) non-cash incentive compensation expense; (iii) elimination of non-cash gain of $7,329 in Area 9; and (iv) physical separation costs from former parent of $5,100; (v) other adjustments permitted and/or required under the indentures governing MHGE's notes and the credit agreement governing MHGE's senior credit facilities.

(h)	Represents cash spent for plate investment during the period.

(i)	The corresponding revenue impact (including the change in deferred revenue) associated with the EBITDA adjustment presented was $845.

(j)
Represents the run-rate impact of cost savings attributable to initiatives implemented and those we believe can be implemented in the next twelve months, but does not reflect the estimated costs we expect to incur to implement these savings. These cost savings relate primarily to supply chain initiatives, vendor management, increased utilization of outsourcing arrangements as well as continued streamlining of our operations as a stand-alone entity.

Debt and Liquidity
Historically, we have generated operating cash flows (and with respect to the Predecessor, received financial support from MHC) sufficient to fund our seasonal working capital, capital requirements, expenditure and financing requirements. We use our cash generated from operating activities for a variety of needs, including among others: working capital requirements, investments in plate investment, capital expenditures and strategic acquisitions.
Our operating cash flows are affected by the inherent seasonality of the academic calendar. This seasonality also impacts cash flow patterns as investments are typically made in the first half of the year to support the strong selling period that occurs in the second half of the year. As a result, our cash flow is typically lower in the first half of the year and higher in the second half.
Going forward, we may need cash to fund operating activities, working capital, capital expenditures and strategic investments. Our ability to fund our capital needs will depend on our ongoing ability to generate cash from operations and our access to the bank and capital markets. We believe that our future cash flow from operations, together with our access to funds on hand and capital markets, will provide adequate resources to fund our operating and financing needs for at least the next twelve months. We also expect our working capital requirements to decrease as a result of our migration from print products to digital products.
If our cash flows from operations are less than we require, we may need to incur debt or issue equity. From time to time we may need to access to the long-term and short-term capital markets to obtain financing. Although we believe we can currently finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be affected by many factors, including: (i) our credit ratings, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.
The Acquisition was financed by:

•
Borrowings under MHGE Holdings senior secured credit facilities (the “Senior Facilities”), consisting of a $810,000, 6-year senior secured term loan credit facility (the “term loan facility”), all of which was drawn at closing and a $240,000, 5-year senior secured revolving credit facility (“revolving credit facility”), $35,000 of which was drawn at closing;

•
Issuance by MHGE Holdings and McGraw-Hill Global Education Finance, Inc., a wholly owned subsidiary of MHGE Holdings (together with MHGE Holdings, the “Issuers”), of $800,000, 9.75% first-priority senior secured notes due 2021 (the “Notes”); and

•	Equity contribution of $950,000 from Parent funded by the Sponsor, co-investors and management.
The Founding Acquisition occurred simultaneously with the closing of the financing transactions and the equity investment described above.

The Founding Acquisition, related financing and payment of any costs related to these transactions are collectively herein referred to as the Founding Transactions.
Senior Facilities
In connection with the Founding Transactions, on March 22, 2013, MHGE Holdings, our wholly owned subsidiary, together with the Company, entered into the Senior Facilities, which is governed by a first lien credit agreement with Credit Suisse AG, as administrative agent and the other agents and lenders party thereto, that provides senior secured financing of up to $1,050,000, consisting of:

•	term loan facility in an aggregate principal amount of $810,000 with a maturity of six years; and

•	revolving credit facility in an aggregate principal amount of up to $240,000 with a maturity of five years, including both a letter of credit sub-facility and a swingline loan sub-facility.
On December 31, 2013 the Company made a voluntary principal payment of 10% of the $810,000 term loan facility outstanding under its First Lien Credit Agreement against remaining installments thereunder in reverse order of maturity. This $81,000 voluntary principal payment is in addition to the Company’s scheduled quarterly repayment of $2,025 that was paid on the same date.

On March 24, 2014, the Company made a voluntary principal payment of $35,000 and refinanced the Term Loan facility in the aggregate principal of $687,925. The revised terms reduce the LIBOR floor from 1.25% to 1.0% and the applicable LIBOR margin from 7.75% to 4.75%. The maturity date did not change but quarterly principal payments were reduced from $2,025 to $1,720, maintaining the amortization rate at ¼ of 1% of the refinanced principal amount. The reduction in the rate and the $35,000 principal payment will result in annual cash interest savings of $25,734.

The interest rate on the borrowings under the Senior Facilities is based on LIBOR or Prime, plus an applicable margin. The interest rate at March 31, 2014 was 5.75% for the term loan facility and there were no borrowings outstanding under the revolving credit facility. The term loan facility and the revolving credit facility were issued at a discount of 3% and 2%, respectively. Debt issuance costs and the discount are amortized to interest expense over the term of the respective facility. The amount of amortization included in interest expense for the quarter ended March 31, 2014 and March 23, 2013 to March 31, 2013 (Successor) was $2,497 and $348, respectively. There was no amortization expense recorded in the Predecessor periods in 2013.

The term loan facility requires quarterly amortization payments totaling 1% per annum of the original principal amount of the facility, with the balance payable on the final maturity date. The term loan facility also includes custom mandatory prepayments requirements based on certain events such as asset sales, debt issuances and defined levels of free cash flows.
All obligations under the Senior Facilities are guaranteed by the Parent, the Company, and each of MHGE Holdings existing and future direct and indirect material, wholly owned domestic subsidiaries and are secured by first priority lien on substantially all tangible and intangible assets of MHGE Holdings and each subsidiary guarantor, all of MHGE Holdings capital stock and the capital stock of each subsidiary guarantor and 65% of the capital stock of the first-tier foreign subsidiaries that are not subsidiary guarantors, in each case subject to exceptions.
The revolving credit facility includes a springing financial maintenance covenant that requires MHGE Holdings net first lien leverage ratio not to exceed 7.00 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to EBITDA, as defined in the First Lien Credit Agreement). The covenant will be tested quarterly when the revolving credit facility is more than 20% drawn (including outstanding letters of credit), beginning with the fiscal quarter ended June 30, 2013, and will be a condition to drawings under the revolving credit facility (including for new letters of credit) that would result in more than 20% drawn thereunder. As of March 31, 2014 the borrowings under the revolving credit facility were less than 20%, and so the covenant was not in effect.

Pro Forma Post-Plate Adjusted Cash EBITDA as presented earlier reflects EBITDA as defined in the First Lien Credit Agreement. Solely for the purpose of calculating the springing financial covenant, plate investments should be excluded from the calculation of EBITDA.
9.75% First-Priority Senior Secured Notes due 2021
In connection with the Founding Acquisition, on March 22, 2013, the Issuers issued $800,000 in principal amount of the Notes in a private placement. The Notes bear interest at a rate of 9.75% per annum, payable semi‑annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. The Notes were issued at a discount of 1.363%. Debt issuance costs and the discount are amortized to interest expense over the term of the Notes using the effective interest method. The amount of amortization included in interest expense for quarter ended March 31, 2014 and March 23, 2013 to March 31, 2013 (Successor) was $1,498 and $150, respectively. There was no amortization expense recorded in the Predecessor periods in 2013.
The Issuers may redeem the Notes at its option, in whole or in part, at any time on or after April 1, 2016, at certain redemption prices.
On March 24, 2014, the Company began paying an incremental 0.25% interest rate on the 9.75% First-Priority Senior Secured Notes because a registration statement for an exchange offer to exchange the initial Notes for registered Notes had not been declared effective prior to that date. The incremental interest will continue to accrue until the exchange offer has been consummated, and the rate will increase by an additional 0.25% every 90 days that the exchange offer is not consummated, up to a maximum incremental interest rate of 1.0%. The Company’s registration statement for the exchange offer was declared effective on May 14, 2014, and the exchange offer was completed on June 19, 2014.

The Notes are fully and unconditionally guaranteed by the Parent, the Company and each of MHGE Holdings domestic restricted subsidiaries that guarantee the Senior Facilities. In addition, the Notes and the related guarantees are secured by first priority lien on the same collateral that secure the Senior Facilities, subject to certain exclusions.
The Senior Facilities and the Notes contain certain customary affirmative covenants and events of default. In addition, the negative covenants in the Senior Facilities and the Notes limit MHGE Holdings and its restricted subsidiaries’ ability to, among other things: incur additional indebtedness or issue certain preferred shares, create liens on certain assets, pay dividends or prepay junior debt, make certain loan, acquisitions or investments, materially change its business, engage into transactions with affiliates, conduct asset sales, restrict dividends from subsidiaries or restrict liens, or merge, consolidate, sell or otherwise dispose of all or substantially all of MHGE Holdings assets.
The Parent and the Company are not bound by any financial or negative covenants in the Senior Facilities and the Notes, other than, in the case of the Company prior to an IPO, with respect to incurrence of liens on and the pledge of MHGE Holdings capital stock and with respect to the maintenance of its existence.

Scheduled Principal Payments
The scheduled principal payments required under the terms of the Senior Facilities and the Notes as of March 31, 2014 were as follows:

Successor
March 31, 2014
Remainder of 2014	5,160
2015	6,880
2016	6,880
2017	6,880
2018	6,880
2019 and beyond	1,463,525
1,496,205
Less: Current portion	6,880
$1,489,325

Cash Flows
Cash and cash equivalents decreased from $253,390 at December 31, 2013 (Successor) to $155,885 at March 31, 2014 (Successor). This decrease was primarily attributable to the cash used in operating and financing activities.
Cash flows from operating, investing and financing activities are presented in the following table:

		Successor	Predecessor	(Combined)
	Three Months Ended	March 23, 2013	January 1, 2013	Three Months Ended
		through	through
	March 31, 2014	March 31, 2013	March 22, 2013	March 31, 2013
Cash flows from operating activities	$(29,536)	$(7,185)	$29,747	$22,562
Cash flows from investing activities	(29,479)	(1,741,017)	(49,128)	(1,790,145)
Cash flows from financing activities	(36,889)	1,817,895	(57,724)	1,760,171
Net cash flows from operating activities consist of profit after tax adjusted for changes in net working capital and non-cash items such as depreciation, amortization and write-offs, and movements in provisions and pensions. For the quarter ended March 31, 2014:

•
Cash flows used in operating activities during the quarter ended March 31, 2014, were $29,536 compared to $22,562 cash provided in the corresponding period of 2013. The cash used in operating activities reflected lower contributions from working capital.

•
Cash flows used in investing activities during the quarter ended March 31, 2014, were $29,479 compared to $1,790,145 in the corresponding period of 2013, primarily reflected payments of $28,044 for Area 9 acquisitions.

•
Cash flows used in financing activities during the quarter ended March 31, 2014, were $36,889 compared to $1,760,171 cash provided in the corresponding period of 2013, primarily as a result of payment of term loan $36,720.

Capital Expenditure and Plate Investment
Part of our plan for growth and stability includes disciplined capital expenditures and plate investment.

An important component of our cash flow generation is our prepublication efficiency. We have been focused on optimizing our plate investment to generate content that can be leveraged across our full range of products, maximizing long-term return on investment. Plate investments, principally external preparation costs, are amortized from the year of publication over their estimated useful lives, one to six years, using either an accelerated or straight-line method. The majority of the programs are amortized using an accelerated methodology. We periodically evaluate the amortization methods, rates, remaining lives and recoverability of such costs. In evaluating recoverability, we consider our current assessment of the market place, industry trends, and the projected success of programs. Our plate investment for the quarter ended March 31, 2014 and for the combined Successor and Predecessor quarter ended March 31, 2013 were $9,220 and $15,698, respectively. The decline is due to improved management of prepublication investment and favorable timing.
Capital expenditures include purchases of property and equipment and additions to technology projects. Capital expenditures for the quarter ended March 31, 2014 and for the combined Successor and Predecessor quarter ended March 31, 2013 were $868 and $1,911, respectively.
Our planned capital expenditures and plate investments will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. Cash needed to finance investments and projects currently in progress, as well as additional investments being pursued, is expected to be made available from operating cash flows and our credit facilities. See Debt and Liquidity for further information.
Off-Balance Sheet Arrangements
As March 31, 2014 we did not have any relationships with uncombined entities, such as entities often referred to as specific purpose or variable interest entities where we are the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not exposed to any financial liquidity, market or credit risk that could arise if we had engaged in such relationships.
Contractual Obligations
The following table summarizes our significant contractual obligations and commercial commitments as of March 31, 2014, over the next several years that relate to our continuing operations:

	Payments due by Period
Contractual Cash Obligations	Total	2014 Q2 - Q4	2015-2016	2017-2018	2019 and beyond
Long-term debt, including current portion	$1,496,205	$5,160	$13,760	$13,760	$1,463,525
Interest on long-term debt	746,315	109,999	236,202	234,620	165,494
In addition to the amounts included above, effective January 1, 2013, in connection with the Founding Transactions, MHGE Holdings, our wholly owned subsidiary, entered into transition services agreement with MHC, pursuant to which MHC will provide MHGE Holdings and us with certain corporate services, including corporate accounting, treasury, global procurement and manufacturing, facilities, human resources and information technology through 2014.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Our exposure to market risk includes changes in foreign exchange rates. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the United States dollar is the functional currency. Our principal currency exposures relate to the euro, British Pound, Australian Dollar, Canadian Dollar, Singapore Dollar and Mexican Peso. We have not historically entered into any derivative financial instruments for hedging or speculative purposes.
We have issued fixed and floating-rate debt and will be subject to variations in interest rates in respect of our floating-rate debt. Borrowings under our Senior Facilities will accrue interest at variable rates, and a 100 basis point increase in the LIBOR on our debt balances outstanding as of March 31, 2014 would increase our annual interest expense by $1,582. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

In the future we may use interest rate hedges to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.
From time to time we may enter into hedging arrangements with respect to LIBOR borrowings under our Senior Facilities.
Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of March 31, 2014. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business both in the United States and abroad, the Company is a defendant in various lawsuits and legal proceedings which may result in adverse judgments, damages, fines or penalties and is subject to inquiries and investigations by various governmental and regulatory agencies concerning compliance with applicable laws and regulations. In view of the inherent difficulty of predicting the outcome of legal matters, we cannot state with confidence what the timing, eventual outcome, or eventual judgment, damages, fines, penalties or other impact of these pending matters will be. We believe, based on our current knowledge, that the outcome of the legal actions, proceedings and investigations currently pending should not have a material adverse effect on the Company’s combined financial condition.

Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our prospectus dated May 14, 2014, filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on May 15, 2014, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the prospectus.

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McGraw-Hill Global Education Intermediate Holdings, LLC (Registrant)
Date: June 27, 2014	/s/ PATRICK MILANO Patrick Milano Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002