Form 10-Q/A
period 2014-03-31
McGraw-Hill Global Education Intermediate Holdings, LLC
filed 2014-07-18
CIK 1585002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐     No ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Explanatory Note

The purpose of this Amendment No. 1 to McGraw-Hill Global Education Intermediate Holdings, LLC's Quarterly Report on Form 10-Q for the period ended March 31, 2014, as filed with the Securities and Exchange Commission on June 27, 2014 (the "Form 10-Q"), is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 provides the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Combined Consolidated Statements of Operations (ii) the unaudited Combined Consolidated Statements of Comprehensive Income, (iii) the unaudited Consolidated Balance Sheets, (iv) the unaudited Combined Consolidated Statements of Cash Flows and (v) the unaudited Notes to the Combined Consolidated Financial Statements.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections. No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits

	Exhibit Number	Description
*	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended
*	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended
*	32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**	101.INS	XBRL Instance Document
**	101.SCH	XBRL Taxonomy Schema Document
**	101.CAL	XBRL Taxonomy Calculation Linkbase Document
**	101.DEF	XBRL Taxonomy Definition Linkbase Document
**	101.LAB	XBRL Taxonomy Label Linkbase Document
**	101.PRE	XBRL Taxonomy Presentation Linkbase Document
* Filed with the Form 10-Q
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McGraw-Hill Global Education Intermediate Holdings, LLC (Registrant)
Date: July 18, 2014	/s/ PATRICK MILANO Patrick Milano Executive Vice President and Chief Financial Officer