Form 10-Q
period 2014-06-30
McGraw-Hill Global Education Intermediate Holdings, LLC
filed 2014-08-14
CIK 1585002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Item 1. Financial Statements.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands)

	Successor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

Revenue	$251,745	$220,054
Cost of goods sold	71,184	125,968
Gross profit	180,561	94,086
Operating expenses
Operating & administration expenses	153,736	139,831
Depreciation	3,911	4,255
Amortization of intangibles	31,097	21,417
Transaction costs	856	2,655
Total operating expenses	189,600	168,158
Operating (loss) income	(9,039)	(74,072)
Interest expense (income), net	35,827	44,261
Other (income) expense	(1,275)	—
(Loss) income from operations before taxes on income	(43,591)	(118,333)
Income tax (benefit) provision	10,153	(41,598)
Net (loss) income	(53,744)	(76,735)
Less: Net (income) loss attributable to noncontrolling interests	181	163
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(53,563)	$(76,572)

See accompanying notes to the unaudited combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Combined Consolidated Statements of Operations
(Unaudited, in thousands)

	Successor		Predecessor
	Six Months Ended June 30, 2014	March 23, 2013	January 1, 2013
		to	to
		June 30, 2013	March 22, 2013
Revenue	$456,316	$232,937	$186,242
Cost of goods sold	125,004	136,211	56,249
Gross profit	331,312	96,726	129,993
Operating expenses
Operating & administration expenses	321,937	151,381	129,336
Depreciation	8,911	4,685	3,874
Amortization of intangibles	56,746	23,588	1,699
Transaction costs	3,421	20,071	—
Total operating expenses	391,015	199,725	134,909
Operating (loss) income	(59,703)	(102,999)	(4,916)
Interest expense (income), net	80,146	48,666	481
Other (income) expense	(9,879)	—	—
(Loss) income from operations before taxes on income	(129,970)	(151,665)	(5,397)
Income tax (benefit) provision	(18,939)	(53,777)	(1,213)
Net (loss) income	(111,031)	(97,888)	(4,184)
Less: Net (income) loss attributable to noncontrolling interests	299	163	631
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(110,732)	$(97,725)	$(3,553)

See accompanying notes to the unaudited combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited; in thousands)

	Successor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

Net (loss) income	$(53,744)	$(76,735)
Other comprehensive (loss) income:
Foreign currency translation adjustment	10,046	(4,845)
Unrealized gain on investments, net of tax of $426 for the three months ended June 30, 2013 (Successor)	—	(666)
Comprehensive (loss) income	(43,698)	(82,246)
Less: Comprehensive (income) loss attributable to noncontrolling interest	181	163
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(43,517)	$(82,083)

See accompanying notes to the unaudited combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Combined Consolidated Statements of Comprehensive Income (Loss)
(Unaudited; in thousands)

	Successor		Predecessor
	Six Months Ended June 30, 2014	March 23, 2013	January 1, 2013
		to	to
		June 30, 2013	March 22, 2013
Net (loss) income	$(111,031)	$(97,888)	$(4,184)
Other comprehensive (loss) income:
Foreign currency translation adjustment	9,196	(4,863)	(1,376)
Unrealized gain on investments, net of tax of $49, $426 and $51 for the six months ended June 30, 2014 (Successor) and the periods March 23, 2013 to June 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), respectively	78	(666)	79
Comprehensive (loss) income	(101,757)	(103,417)	(5,481)
Less: Comprehensive (income) loss attributable to noncontrolling interest	299	163	631
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(101,458)	$(103,254)	$(4,850)

See accompanying notes to the unaudited combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	Successor
	June 30, 2014	December 31, 2013
	(Unaudited)
Current assets
Cash and equivalents	$52,222	$253,390
Accounts receivable, net of allowance for doubtful accounts of $16,511 and $16,213 and sales returns of $112,475 and $168,383 at June 30, 2014 (Successor) and December 31, 2013 (Successor), respectively	122,402	225,455
Related party receivable	7,200	27,363
Inventories, net	92,900	80,288
Deferred income taxes	35,188	37,406
Prepaid and other current assets	41,101	25,553
Total current assets	351,013	649,455
Prepublication costs, net	97,899	96,406
Property, plant and equipment, net	66,618	100,688
Goodwill	439,868	314,275
Other intangible assets, net	958,933	1,051,717
Investments	10,543	23,605
Deferred income taxes non-current	53,515	25,831
Other non-current assets	96,547	105,221
Total assets	$2,074,936	$2,367,198
Liabilities and equity
Current liabilities
Accounts payable	$115,160	$131,422
Accrued royalties	16,157	94,030
Accrued compensation and contributions to retirement plans	41,478	77,395
Unearned revenue	90,034	121,773
Current portion of long-term debt	6,880	8,100
Other current liabilities	126,872	127,381
Total current liabilities	396,581	560,101
Long-term debt	1,449,303	1,483,815
Deferred income taxes	18,997	34,588
Other non-current liabilities	62,001	65,426
Total liabilities	1,926,882	2,143,930
Commitments and contingencies
Equity
Member's equity	345,683	295,949
Accumulated deficit	(196,694)	(85,962)
Accumulated other comprehensive loss	(935)	(10,209)
Total Parent company equity	148,054	199,778
Total equity - noncontrolling interests	—	23,490
Total equity	148,054	223,268
Total liabilities and equity	$2,074,936	$2,367,198
See accompanying notes to the unaudited combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Combined Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Successor		Predecessor
	Six Months Ended June 30, 2014	March 23, 2013	January 1, 2013
		to	to
		June 30, 2013	March 22, 2013
Operating activities
Net (loss) income including noncontrolling interests	$(111,031)	$(97,888)	$(4,184)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities
Depreciation (including amortization of technology projects)	8,911	4,685	3,874
Amortization of intangibles	56,746	23,588	1,699
Amortization of prepublication costs	20,718	13,308	10,165
Loss on sale of PP&E	—	3	5
Provision for losses on accounts receivable	34	785	(34)
Deferred income taxes	(18,977)	(171)	(178)
Stock-based compensation	3,549	1,653	3,294
Amortization of debt discount	2,707	1,488	—
Amortization of deferred financing costs	6,157	3,991	—
Restructuring charges	8,417	—	—
Other	5,091	—	—
Changes in operating assets and liabilities, net of the effect of acquisitions
Accounts receivable	119,977	(25,382)	117,941
Inventories	(19,653)	46,723	(10,829)
Prepaid and other current assets	2,252	13,574	(19,204)
Accounts payable and accrued expenses	(130,511)	18,758	(50,120)
Unearned revenue	(34,287)	5,182	(26,435)
Other current liabilities	(9,224)	45,333	8,221
Net change in prepaid and accrued income taxes	(6,760)	(56,761)	(8,075)
Net change in operating assets and liabilities	3,785	(2,359)	3,607
Cash provided by (used for) operating activities	(92,099)	(3,490)	29,747
Investing activities
Investment in prepublication costs	(22,275)	(11,853)	(14,128)
Capital expenditures	(2,189)	(3,052)	(1,911)
Deferred projects investments	(3,200)	(14)	—
Acquisitions	(55,494)	(1,739,447)	(33,089)
Proceeds from sale of investments	3,250	—	—
Proceeds from dispositions	8,768	—	—
Cash used for investing activities	(71,140)	(1,754,366)	(49,128)
Financing activities
Net transfers (to) from Parent	—	—	(55,910)
Borrowings on long-term debt	—	1,574,796	—
Payment of term loan	(38,440)	(2,025)	—
Net change in revolving facility	—	15,000	—
Equity contribution	—	950,000	—

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Combined Consolidated Statements of Cash Flows
(Unaudited; in thousands)

Payment of acquisition costs on behalf of Parent	—	(28,672)	—
Distribution to Parent	—	(628,854)	—
Dividends paid to noncontrolling interests	(169)	(195)	(1,814)
Payment of deferred loan acquisition costs	—	(84,375)	—
Cash provided by (used for) financing activities	(38,609)	1,795,675	(57,724)
Effect of exchange rate changes on cash	680	(2,390)	(1,450)
Net change in cash and cash equivalents	(201,168)	35,429	(78,555)
Cash and cash equivalents at the beginning of the period	253,390	19,633	98,188
Cash and cash equivalents, ending balance	$52,222	$55,062	$19,633
Supplemental disclosures
Cash paid for interest expense	65,406	20,860	—
Cash paid for income taxes	6,026	2,518	3,855
See accompanying notes to the unaudited combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

1.	Basis of Presentation and Accounting Policies

On March 22, 2013, MHE Acquisition, LLC, a wholly-owned subsidiary of Georgia Holdings, Inc., acquired all of the outstanding equity interests of certain subsidiaries of The McGraw-Hill Companies, Inc. (“MHC”) for $2,184,071 in cash (the “Founding Acquisition”). The acquired subsidiaries included all of MHC’s educational materials and learning solutions business, which is comprised of two elements (i) the Higher Education, Professional, and International Group (the “HPI business”), which includes post-secondary education and professional products both in the U.S. and internationally and (ii) the School Education Group business (the “SEG business”), which includes school and assessment products targeting students in the pre-kindergarten through secondary school market. The purchase price was allocated as $1,711,348 and $472,723 to the HPI business and the SEG business, respectively based on their fair values.
MHE Acquisition, LLC was formed and is owned by investment funds affiliated with Apollo Global Management, LLC (“Apollo” or the “Sponsor”). McGraw-Hill Global Education Intermediate Holdings, LLC (the “Company,” “the Successor” or “MHGE Intermediate”) and its wholly owned subsidiary McGraw-Hill Global Education Holdings, LLC (“MHGE Holdings”) were created to facilitate the Founding Acquisition. The terms “we,” “our,” and “us” used herein refer to the Company. In connection with the Founding Acquisition, a restructuring was completed, the result of which was that the HPI business and the SEG business were separated into 2 legal entities. The HPI business is now owned by MHGE Holdings, and the SEG business is owned by McGraw-Hill School Education Intermediate Holdings, LLC (“MHSE Holdings”), a separate wholly owned subsidiary of MHE US Holdings LLC, our direct parent (“Parent”). MHSE Holdings is financed through a separate debt structure. Neither MHGE Holdings nor its parent companies guarantee or provide any collateral to the financing for MHSE Holdings, and MHSE Holdings does not guarantee or provide collateral to the financing for MHGE Holdings or its parent companies.
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
Predecessor Basis of Presentation
MHGE Holdings is our predecessor for accounting purposes (the “Predecessor”). Historically, the Predecessor did not operate as an independent standalone company. The Predecessor’s combined financial statements have been carved-out of the historical combined financial statements of McGraw-Hill Education, LLC for the periods prior to the Founding Acquisition. In connection with the Founding Acquisition, all of the HPI business’s assets and liabilities were revised to reflect their fair values on the date of the Founding Acquisition, based upon an allocation of the overall purchase price to the underlying net assets acquired.
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
Cash and Cash Equivalents
Cash and cash equivalents include ordinary bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of money market funds with unrestricted daily liquidity and fixed term time deposits. The balance also includes cash that is held by the Company outside the United States to fund international operations or to be reinvested outside of the United States. The investments and bank deposits are stated at cost, which approximates market value and were $52,222 and $253,390 as of June 30, 2014 (Successor) and December 31, 2013 (Successor), respectively. These investments are not subject to significant market risk.

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
Concentration of Credit Risk
As of June 30, 2014 (Successor) three customers comprised approximately 59% of the gross accounts receivable balance, which is reflective of concentration in our industry and seasonality of the business. As of December 31, 2013 (Successor), three customers accounted for 53% of our gross accounts receivable. For the second quarter ended June 30, 2014 (Successor), one customer accounted for approximately 11% of our gross revenue. For the second quarter ended June 30, 2013 (Successor), two customers accounted approximately 25% of our gross revenue. For the six months ended June 30, 2014 (Successor), no single customer accounted for more than 10% of our gross revenue. For the periods March 23, 2013 to June 30, 2013 (Successor), one customer accounted for approximately 15% of our revenue. For the period January 1, 2013 to March 22, 2013 (Predecessor), no single customer accounted for more than 10% of our gross revenue. The loss of, or any reduction in sales from, a significant customer or deterioration in their ability to pay could harm our business and financial results.
Inventories
Inventories, consisting principally of books, are stated at the lower of cost (first-in, first-out) or market value. The majority of our inventories relate to finished goods. A significant estimate, the reserve for inventory obsolescence, is reflected in operating and administration expenses. In determining this reserve, we consider management’s current assessment of the marketplace, industry trends and projected product demand as compared to the number of units currently on hand. The reserves for inventory obsolescence were $42,059 and $45,548 as of June 30, 2014 (Successor) and December 31, 2013 (Successor).
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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Property, Plant and Equipment
Property, plant and equipment are stated at fair value as of December 31, 2013 (Successor) and June 30, 2014 (Successor). Depreciation and amortization are recorded on a straight-line basis, over the assets’ estimated useful lives. Buildings have an estimated useful life, for purposes of depreciation, of forty years. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives.
Property, plant and equipment at June 30, 2014 declined from December 31, 2013 due to a reclassification of a property to be sold, the sale of a building in the prior year period and the finalization of the purchase price allocated to these assets.

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
Deferred Technology Costs
We capitalize certain software development and website implementation costs. Capitalized costs only include incremental, direct costs of materials and services incurred to develop the software after the preliminary project stage is completed, funding has been committed and it is probable that the project will be completed and used to perform the function intended. Incremental costs are expenditures that are out-of-pocket to us and are not part of an allocation or existing expense base. Software development and website implementation costs are expensed as incurred during the preliminary project stage. Capitalized costs are amortized from the year the software is ready for its intended use over its estimated useful life, three to seven years, using the straight-line method. Periodically, we evaluate the amortization methods, remaining lives and recoverability of such costs. Capitalized software development and website implementation costs are included in other non-current assets in the consolidated balance sheets and are presented net of accumulated amortization. Gross deferred technology costs were $23,283 and $20,130 as of June 30, 2014 (Successor) and December 31, 2013 (Successor), respectively. Accumulated amortization of deferred technology costs were $8,561 and $5,586 as of June 30, 2014 (Successor) and December 31, 2013 (Successor), respectively.
Accounting for the Impairment of Long-Lived Assets (Including Other Intangible Assets)
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to current forecasts of undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets held for sale are written down to fair value, less cost to sell. Fair value is determined based on market evidence, discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. There were no impairments of long-lived assets for the three and six months

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

ended June 30, 2014 (Successor), three months ended June 30, 2013 (Successor) and the periods March 23 to June 30, 2013 (Successor) and January 1 to March 22, 2013 (Predecessor).
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
If the fair value of the reporting units or indefinite-lived intangible assets are less than their carrying value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill or indefinite-lived intangible assets to the carrying value. The fair value of the goodwill or indefinite-lived intangible assets is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit or carrying value of the indefinite-lived intangible asset. If the implied fair value of the goodwill or indefinite-lived intangible assets is less than the carrying value, the difference is recognized as an impairment charge. Significant judgments inherent in this analysis include estimating the amount and timing of future cash flows and the selection of appropriate discount rates, royalty rate and long-term growth rate assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit and indefinite-lived intangible asset and for some of the reporting units and indefinite-lived intangible assets could result in an impairment charge, which could be material to our financial position and results of operations. There were no impairments of goodwill and indefinite-lived intangible assets for the three and six months ended June 30, 2014 (Successor), three months ended June 30, 2013 (Successor), the periods March 23 to June 30, 2013 (Successor) and January 1 to March 22, 2013 (Predecessor).

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
Subscription-based products
Subscription income is recognized over the related subscription period that the subscription is available and is used by the customer. Subscription revenue received or receivable in advance of the delivery of services or publications is included in deferred revenue. Incremental costs that are directly related to the subscription revenue are deferred and amortized over the subscription period. As of June 30, 2014 (Successor), no significant changes have been made to the underlying assumptions related to estimates of revenue or the methodologies applied. Included among the underlying assumptions related to our estimates that impact the recognition of subscription income is the period that our subscriptions are accessed by our customers, the extent of our responsibility to provide access to our subscription-based products, and the extent of complementary support services customers demand to access our products.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Service arrangements
Revenue relating to arrangements that provide for more than one service is recognized based upon the relative fair value to the customer of each service component as each component is earned. Such arrangements may include digital products bundled with traditional print products, obligations to provide products and services in the future at no additional cost, and periodic training pertinent to products and services previously provided. If the fair value to the customer for each service is not objectively determinable, we make our best estimate of the services’ stand-alone selling price and recognize revenue as earned as the services are delivered. Losses on contracts are recognized in the period in which the loss first becomes foreseeable. Contract losses are measured as the amount that the estimated total costs to complete the contract exceed the estimated total revenues that will be generated by the contract.
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

The Founding Acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The Founding Acquisition and the determination of fair value of the assets acquired and liabilities assumed was recorded as of March 22, 2013 based on the initial purchase price of $1,711,348. As a result of the Founding Acquisition, goodwill of $310,087 was recorded on the Successor's balance sheet. The Company has finalized the allocation of goodwill to each of its reporting units.
The sources and uses of funds in connection with the Founding Transactions are summarized below:

Sources
Proceeds from term loan facility	$785,700
Proceeds from revolving credit facility	35,000
Proceeds from Notes	789,096
Proceeds from equity contributions	950,000
Total sources	$2,559,796

Uses
Equity purchase price	$1,711,348
Transaction fees and expenses	131,339
Cash to balance sheet	88,255
Distribution to Parent	628,854
Total uses	$2,559,796
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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

The table below summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash and equivalents	$19,633
Accounts receivable and other current assets	132,750
Inventory	235,608
Prepublication costs	109,064
Property, plant and equipment	90,443
Identifiable intangible assets	998,007
Other noncurrent assets	56,226
Accounts payable and accrued expenses	(92,591)
Unearned revenue	(42,339)
Other current liabilities	(49,767)
Deferred income tax liability	(11,568)
Other long-term liabilities	(21,980)
Noncontrolling interests	(22,225)
Goodwill	310,087
Purchase price	$1,711,348
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

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	As reported	Pro forma	As reported	Pro forma
Revenue	$220,054	$219,737	$419,179	$418,469
Net income (loss)	(76,572)	(114,380)	(101,278)	(177,300)

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
The companies received a fairness opinion from a third party valuation firm on the terms of the transaction.
The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Tangible assets	9,367
Identifiable intangible assets	40,700
Unearned revenue	(1,149)
Other liabilities	(25,016)
Goodwill	80,098
Purchase price	$104,000
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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

The fair values of the acquired intangible assets will be amortized on a straight-line basis over their useful lives of 5 years, which is consistent with the estimated useful life considerations used in determining their fair values. Amortization expense of $1,143 and $4,070 was recorded in the three and six months ended June 30, 2014.

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

There is a gain of $7,329 in other income reflecting a fair value adjustment based on the purchase price of the additional 80% interest on the original 20% stake which fair value is $15,866, making the total transaction value equal to $95,200. The transaction is subject to a working capital adjustment after closing.

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
The fair values of the acquired intangible assets will be amortized on a straight-line basis over their useful lives of 4 and 7 years, which is consistent with the estimated useful life considerations used in determining their fair values. Amortization expense of $1,722 and $2,870 was recorded in the three and six months ended June 30, 2014.

6.	Ryerson Acquisition

On June 17, 2014, the Company acquired the remaining 30% interest in McGraw-Hill Ryerson, its Canadian subsidiary, and now owns all of the outstanding shares of the operation. The aggregate purchase price was approximately $27,450. The excess of the purchase price over the book value of the non-controlling interest of $4,815 was recognized as an adjustment to additional paid-in capital.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

7.	Inventories

Inventories consist of the following:

	Successor
	June 30, 2014	December 31, 2013
Raw materials	$1,468	$1,604
Work-in-progress	2,367	2,220
Finished goods	131,124	122,012
	134,959	125,836
Reserves	(42,059)	(45,548)
Inventories, net	$92,900	$80,288

8.	Debt

As of June 30, 2014 (Successor), long-term debt consisted of the following:

	Successor
	June 30, 2014	December 31, 2013
Term loan facility	$665,349	$701,763
Notes	790,834	790,152
Less current portion of Long Term Debt	(6,880)	(8,100)
Long Term Debt[1]	$1,449,303	$1,483,815

1 Long Term Debt balances reflect face value of debt less the unamortized discount.

Senior Facilities
In connection with the Founding Transactions, on March 22, 2013, MHGE Holdings, our wholly owned subsidiary, together with the Company, entered into the Senior Facilities, which are governed by a first lien credit agreement as amended and restated, with Credit Suisse AG, as administrative agent, and the other agents and lenders party thereto, that provided senior secured financing of up to $1,050,000, consisting of:

•	the term loan facility in an aggregate principal amount of $810,000 with a maturity of six years; and

•
the revolving credit facility in an aggregate principal amount of up to $240,000 with a maturity of five years, including both a letter of credit sub-facility and a swingline loan sub-facility. The amount available under the revolving credit facility at June 30, 2014 was $239,835.

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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

The interest rate on the borrowings under the Senior Facilities is based on LIBOR or Prime, plus an applicable margin. The interest rate at June 30, 2014 was 5.75% for the term loan facility and there were no outstanding borrowings under the revolving credit facility. The term loan facility and the revolving credit facility were issued at a discount of 3% and 2%, respectively. Debt issuance costs and the discount are amortized to interest expense over the term of the respective facility. The amount of amortization included in interest expense for the three and six months ended June 30, 2014 (Successor) were $3,371 and $5,868, respectively. The amount of amortization included in interest expense for the three months ended June 30, 2013 (Successor) was $3,484 and for the period from March 23, 2013 to June 30, 2013 was $3,832. There was no amortization expense recorded in the Predecessor period in 2013.
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
The revolving credit facility includes a springing financial maintenance covenant that requires MHGE Holdings net first lien leverage ratio not to exceed 7.00 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to EBITDA, as defined in the First Lien Credit Agreement, of MHGE Holdings and its consolidated subsidiaries). The covenant will be tested quarterly when the revolving credit facility is more than 20% drawn (including outstanding letters of credit), beginning with the fiscal quarter ended June 30, 2013, and will be a condition to drawings under the revolving credit facility (including for new letters of credit) that would result in more than 20% drawn thereunder. As of June 30, 2014 (Successor), the borrowings under the revolving credit facility were less than 20%, and so the covenant was not in effect.
Post-Plate Adjusted EBITDA reflects EBITDA as defined in the First Lien Credit Agreement. Solely for the purpose of calculating the springing financial covenant, plate investments should be excluded from the calculation of EBITDA.

9.75% First-Priority Senior Secured Notes due 2021
In connection with the Founding Acquisition, on March 22, 2013, the Issuers issued $800,000 in principal amount of the Notes in a private placement. The Notes bear interest at a rate of 9.75% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. The Notes were issued at a discount of 1.363%. Debt issuance costs and the discount are amortized to interest expense over the term of the Notes using the effective interest method. The amount of amortization included in interest expense for the three and six months ended June 30, 2014 (Successor) were $1,498 and $2,996, respectively. The amount of amortization included in interest expense for the three months ended June 30, 2013 was $1,498 and for the period from March 23, 2013 to June 30, 2013 (Successor) was $1,648. There was no amortization expense recorded in the Predecessor period in 2013.
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
On March 24, 2014, the Company began paying an incremental 0.25% interest rate on the 9.75% First-Priority Senior Secured Notes because a registration statement for an exchange offer to exchange the initial Notes for registered Notes had not been declared effective prior to that date. The incremental interest continued to accrue until the exchange offer had been consummated. The Company’s registration statement for the exchange offer was declared effective on May 14, 2014, and the exchange offer was completed on June 19, 2014 ending the incremental 0.25% accrual on that date.
Scheduled Principal Payments
The scheduled principal payments required under the terms of the Senior Facilities and the Notes as of June 30, 2014 were as follows:

Successor
June 30, 2014
Remainder of 2014	$3,440
2015	6,880
2016	6,880
2017	6,880
2018	6,880
2019 and beyond	1,453,525
1,484,485
Less: Current portion	6,880
$1,477,605

9.	Fair Value Measurements

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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

As of December 31, 2013 (Successor), we have investments in equity securities classified as available-for-sale that are adjusted to fair value on a recurring basis. The fair values of our investments in available-for-sale securities were determined using quoted market prices from daily exchange traded markets and are classified within Level 1 of the valuation hierarchy. As of June 30, 2014 (Successor), as a result of a voluntary de-listing of our investments, the total investment fair value of$7,721 was determined using quoted prices in non active markets and are classified as Level 2 within the valuation hierarchy.
The following table summarizes assets measured at fair value on a recurring basis:

	Level 2	Level 1
	June 30, 2014	December 31, 2013
Assets
Equity securities	$7,721	$10,844
Total assets at fair value	$7,721	$10,844

There were instruments categorized as Level 2 and reclassified between Level 1 and 2 during the six months ended June 30, 2014 (Successor). There were neither any instruments categorized as Level 2 or 3 nor any reclassifications between Level 1, 2, or 3 during the the year ended December 31, 2013 (Successor).
Other financial instruments, including cash and cash equivalents and short-term investments, are recorded at cost, which approximates fair value because of the short-term maturity and highly liquid nature of these instruments.

10.	Segment Reporting
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

The Company’s business segments are consistent with how management views the markets served by the Company. The CODM reviews their separate financial information to assess performance and to allocate resources. We measure and evaluate our reportable segments based on segment Cash Revenues and Post-Plate Adjusted Cash EBITDA and believe they provide additional information to management and investors to measure our performance and evaluate our ability to service our indebtedness. We include the change in deferred revenue to GAAP revenue to arrive at Cash Revenues. We exclude from segment Post-Plate Adjusted Cash EBITDA: interest expense (income), net, income tax (benefit) provision, depreciation, amortization and prepublication amortization and certain transactions or adjustments that our CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Although we exclude these amounts from segment Post-Plate Adjusted Cash EBITDA, they are included in reported consolidated net income (loss) and are included in the reconciliation below.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Cash Revenues and Post-Plate Adjusted Cash EBITDA are not presentations made in accordance with U.S. GAAP and the use of the terms, Cash Revenues and Post-Plate Adjusted Cash EBITDA, varies from others in our industry. Cash Revenues and Post-Plate Adjusted Cash EBITDA should be considered in addition to, not as a substitute for, revenue and net income (loss), or other measures of financial performance derived in accordance with U.S. GAAP as measures of operating performance or cash flows as measures of liquidity.

Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by Post-Plate Adjusted Cash EBITDA. As such, segment assets are not disclosed in the notes to the accompanying combined consolidated financial statements. The following tables set forth information about the Company’s operations by its four segments:

	Successor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

Cash Revenues:
MHGE Higher Education	$114,359	$107,915
MHGE Professional	33,451	29,421
MHGE International	79,143	86,579
Total Cash Revenues (1)	226,953	223,915
Change in deferred revenue	24,792	(3,861)
Total Consolidated Revenue	$251,745	$220,054
(1) The elimination of inter-segment revenues was not significant to the revenues of any one segment.

Segment Post-Plate Adjusted Cash EBITDA:
MHGE Higher Education	$(1,007)	$3,539
MHGE Professional	10,507	6,423
MHGE International	7,938	7,862
MHGE Other	(2,101)	(5,908)
Total Segment Post-Plate Adjusted Cash EBITDA	$15,337	$11,916

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor		Predecessor
	Six Months Ended June 30, 2014	March 23, 2013	January 1, 2013
		to	to
		June 30, 2013	March 22, 2013
Cash Revenues:
MHGE Higher Education	$229,441	$114,849	$93,289
MHGE Professional	56,994	31,334	25,738
MHGE International	127,280	90,615	54,289
Total Cash Revenues (1)	413,715	236,798	173,316
Change in deferred revenue	42,601	(3,861)	12,926
Total Consolidated Revenue	$456,316	$232,937	$186,242
(1) The elimination of inter-segment revenues was not significant to the revenues of any one segment.

Segment Post-Plate Adjusted Cash EBITDA:
MHGE Higher Education	$(3,449)	$1,953	$(6,045)
MHGE Professional	13,036	7,192	2,932
MHGE International	(3,752)	5,598	(8,630)
MHGE Other	(2,213)	(5,495)	1,571
Total Segment Post-Plate Adjusted Cash EBITDA	$3,622	$9,248	$(10,172)

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Reconciliation of Segment Post-Plate Adjusted Cash EBITDA to the consolidated statements of operations is as follows:

	Successor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

Total Segment Post-Plate Adjusted Cash EBITDA	$15,337	$11,916
Interest (expense) income, net	(35,827)	(44,261)
Benefit (provision) for taxes on income	(10,153)	41,598
Depreciation, amortization and plate investment amortization	(45,416)	(37,852)
Deferred revenue	24,792	(3,861)
Restructuring and cost savings implementation charges	(5,090)	(2,878)
Sponsor fees	(875)	(503)
Purchase accounting	2,600	(46,378)
Transaction costs	(856)	(2,655)
Acquisition costs	(240)	—
Other	(11,071)	(2,144)
Plate investment cash costs	13,055	10,283
Net (loss) income	(53,744)	(76,735)
Less: Net income attributable to noncontrolling interests	181	163
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(53,563)	$(76,572)

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor		Predecessor
	Six Months Ended June 30, 2014	March 23, 2013	January 1, 2013
		to	to
		June 30, 2013	March 22, 2013

Total Segment Post-Plate Adjusted Cash EBITDA	$3,622	$9,248	$(10,172)

Interest (expense) income, net	(80,146)	(48,666)	(481)
Benefit (provision) for taxes on income	18,939	53,777	1,213
Depreciation, amortization and plate investment amortization	(86,375)	(41,581)	(15,738)
Deferred revenue	42,601	(3,861)	12,926
Restructuring and cost savings implementation charges	(14,290)	(2,878)	(2,767)
Sponsor fees	(1,750)	(583)	—
Purchase accounting	2,600	(52,982)	—
Transaction costs	(3,421)	(20,071)	—
Acquisition costs	(2,650)	—	—
Other	(12,436)	(2,144)	(3,293)
Plate investment cash costs	22,275	11,853	14,128
Net (loss) income	(111,031)	(97,888)	(4,184)
Less: Net income attributable to noncontrolling interests	299	163	631
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(110,732)	$(97,725)	$(3,553)

The following is a schedule of revenue and long-lived assets by geographic region:

	Revenue (1)
	Successor				Predecessor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	March 23, 2013 to June 30, 2013	January 1, 2013 to March 22, 2013
United States	$169,599	$130,888	$322,090	$140,095	$133,097
International	82,146	89,166	134,226	92,842	53,145
Total	$251,745	$220,054	$456,316	$232,937	$186,242

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Long-lived Assets (2)
	Successor
	As of June 30, 2014	As of December 31, 2013
United States	$167,828	$186,203
International	26,151	39,744
Total	$193,979	$225,947

(1)	Revenues are attributed to a geographic region based on the location of customer.

(2)	Reflects total assets less current assets, goodwill, intangible assets, investments, deferred financing costs and non-current deferred tax assets.

11.	Taxes on Income

For the three months ended June 30, 2014 (Successor) and June 30, 2013 (Successor), the effective tax rate was (23.3)% and 35.2%, respectively. For the six months ended June 30, 2014 (Successor), the periods March 23, 2013 to June 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), the effective tax rate was 14.6%, 35.5% and 22.5%, respectively. The difference between the rates was primarily due to jurisdictional mix of operating losses, one-time transaction costs incurred in the U.S., change in successor forecasted losses related to purchase accounting, and repatriation from foreign subsidiary.
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
As of June 30, 2014 (Successor) and December 31, 2013 (Successor), the total amount of federal, state and local, and foreign unrecognized tax benefits was $1,142 and $1,140, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. In addition to the unrecognized tax benefits, as of June 30, 2014 (Successor) and December 31, 2013 (Successor), we had $3,183 and $2,685, respectively, of accrued interest and penalties associated with uncertain tax positions.
Under the terms of the Founding Acquisition, MHC is contractually liable for unrecognized tax benefits incurred by the Company through March 22, 2013. An indemnification receivable from MHC of $4,189 and $3,688 has been recorded in non-current assets as of June 30, 2014 (Successor) and December 31, 2013 (Successor) for the unrecognized tax benefit, interest, and penalties related to controlled foreign corporations as taxpayers of record.

12.	Employee Benefits

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

13.	Stock-Based Compensation

In the quarter ended June 30, 2014, Georgia Holdings, Inc. issued 150,828 stock options to employees of the Company. The options terminate on the earliest of the tenth year from the date of the grant or other committee action, as defined in the plan documents. The options are valued at $74.05 each as the fair value of each option; stock options may not be granted at a price less than the fair market value of common stock on the grant date. We use a Black-Scholes closed form option pricing model to estimate the fair value of options granted.
The options vest over five years with 50% vesting on cumulative financial performance measures in the plan and the remaining 50% vesting evenly.
Stock-based compensation for the periods presented was as follows:

	Successor				Predecessor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	March 23, 2013	January 1, 2013
				to	to
				June 30, 2013	March 22, 2013
Stock option expense	$1,017	$1,420	$2,404	$1,420	$74
Restricted stock and unit awards expense	839	216	1,145	233	3,220
Total stock-based compensation expense	$1,856	$1,636	$3,549	$1,653	$3,294

As of June 30, 2014, there was approximately $19,420 of total unrecognized compensation costs related to non-vested stock-based employee compensation arrangements granted under the Management Equity Plan. The Company expects to recognize those costs over a weighted average period of 4.1 years.
All outstanding stock options granted by MHC prior to the Founding Acquisition remain under MHC's share-based compensation plans.

14.	Restructuring

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
During the first quarter of 2013, prior to the Founding Acquisition, MHC continued to identify opportunities for cost savings through workforce reductions and other restructuring activities as part of MHC’s Growth and Value Plan. For the period January 1, 2013 to March 22, 2013 (Predecessor), we reduced the reserve by $4,871, primarily

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

relating to cash payments for employee severance costs. There is no remaining reserve as of June 30, 2014 as the total balance remained with MHC subsequent to the Founding Acquisition.
During the fourth quarter of 2013, the Company initiated restructuring plans across several of its business units to review its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance.
The following table summarizes restructuring information by reporting segment:

	MHGE Higher Education	MHGE Professional	MHGE International	MHGE Other	Total
Balance at December 31, 2013	$4,179	$—	$3,169	$—	$7,348
Charges:
Employee severance and other personal benefits	1,690	1,529	4,048	—	7,267
Other associated costs	—	—	1,150	—	1,150
Payments:
Employee severance and other personal benefits	(2,955)	(111)	(2,581)	—	(5,647)
Other associated costs	—	—	(228)	—	(228)
Balance at June 30, 2014	$2,914	$1,418	$5,558	$—	$9,890

The Company expects to utilize the remaining reserves of $5,024 in 2014 and $4,866 in 2015.

15.	Guarantor Financial Information
On March 22, 2013, in connection with the Founding Acquisition, MHGE Holdings issued $800,000 aggregate principal amount of Notes as described in Note 2. The Notes and the Senior Facilities are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis subject to certain exceptions, by the Company and each of the Company’s direct and indirect wholly owned domestic subsidiaries (the “Guarantors”). Each of the Guarantors is 100 percent owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Notes and Senior Facilities (“Non-Guarantors”).
The following combined consolidated financial statements are presented for the information of the holders of the Notes and present the consolidated balance sheets as of June 30, 2014 (Successor) and December 31, 2013 (Successor), the consolidated statements of operations for the three months ended June 30, 2014 (Successor) and June 30, 2013 (Successor) and the combined consolidated statements of operations and condensed combined consolidated statements of cash flows for the six months ended June 30, 2014 (Successor), the periods March 23, 2013 to June 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) of the Company. The combined consolidated financial statements present MHGE Intermediate, which is a Guarantor of the Notes, the Guarantor subsidiaries of MHGE Intermediate, the Non-Guarantor subsidiaries of MHGE Intermediate and the elimination entries necessary to combine and consolidate MHGE Intermediate with the Guarantor and Non-Guarantor subsidiaries.
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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor
	For The Three Months Ended June 30, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$171,940	$79,805	$—	$251,745
Cost of goods sold	—	39,351	31,833	—	71,184
Gross profit	—	132,589	47,972	—	180,561
Operating expenses
Operating & administration expenses	875	110,819	43,566	(1,524)	153,736
Depreciation	—	2,805	1,106	—	3,911
Amortization of intangibles	—	40,986	(9,889)	—	31,097
Transaction costs	856	—	—	—	856
Total operating expenses	1,731	154,610	34,783	(1,524)	189,600
Operating (loss) income	(1,731)	(22,021)	13,189	1,524	(9,039)
Interest expense (income), net	35,910	—	(83)	—	35,827
Equity in (income) loss of subsidiaries	5,769	—	—	(5,769)	—
Other (income)	—	(1,275)	—	—	(1,275)
Income (Loss) from operations before taxes on income	(43,410)	(20,746)	13,272	7,293	(43,591)
Income tax (benefit) provision	10,153	2,892	4,101	(6,993)	10,153
Net (loss) income	(53,563)	(23,638)	9,171	14,286	(53,744)
Less: Net (income) loss attributable to noncontrolling interests	—	—	181	—	181
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(53,563)	$(23,638)	$9,352	$14,286	$(53,563)
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(53,563)	$(23,638)	$19,398	$14,286	$(43,517)

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor
	For The Three Months Ended June 30, 2013
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$134,010	$86,044	$—	$220,054
Cost of goods sold	—	77,033	48,935	—	125,968
Gross profit	—	56,977	37,109	—	94,086
Operating expenses
Operating & administration expenses	265	94,135	44,970	461	139,831
Depreciation	—	3,201	1,054	—	4,255
Amortization of intangibles	—	17,865	3,552	—	21,417
Transaction costs	2,008	—	647	—	2,655
Total operating expenses	2,273	115,201	50,223	461	168,158
Operating (loss) income	(2,273)	(58,224)	(13,114)	(461)	(74,072)
Interest expense (income), net	44,989	—	(728)	—	44,261
Equity in (income) loss of subsidiaries	70,908	—	—	(70,908)	—
Income (Loss) from operations before taxes on income	(118,170)	(58,224)	(12,386)	70,447	(118,333)
Income tax (benefit) provision	(41,598)	(18,872)	(3,344)	22,216	(41,598)
Net (loss) income	(76,572)	(39,352)	(9,042)	48,231	(76,735)
Less: Net (income) loss attributable to noncontrolling interests	—	—	163	—	163
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(76,572)	$(39,352)	$(8,879)	$48,231	$(76,572)
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(76,572)	$(39,352)	$(14,390)	$48,231	$(82,083)

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor
	For The Six Months Ended June 30, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$327,458	$128,858	$—	$456,316
Cost of goods sold	—	71,382	53,622	—	125,004
Gross profit	—	256,076	75,236	—	331,312
Operating expenses
Operating & administration expenses	1,750	232,920	90,252	(2,985)	321,937
Depreciation	—	6,928	1,983	—	8,911
Amortization of intangibles	—	62,389	(5,643)	—	56,746
Transaction costs	3,421	—	—	—	3,421
Total operating expenses	5,171	302,237	86,592	(2,985)	391,015
Operating (loss) income	(5,171)	(46,161)	(11,356)	2,985	(59,703)
Interest expense (income), net	80,325	—	(179)	—	80,146
Equity in (income) loss of subsidiaries	44,175	—	—	(44,175)	—
Other (income)	—	(9,879)	—	—	(9,879)
Income (Loss) from operations before taxes on income	(129,671)	(36,282)	(11,177)	47,160	(129,970)
Income tax (benefit) provision	(18,939)	(974)	(3,527)	4,501	(18,939)
Net (loss) income	(110,732)	(35,308)	(7,650)	42,659	(111,031)
Less: Net (income) loss attributable to noncontrolling interests	—	—	299	—	299
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(110,732)	$(35,308)	$(7,351)	$42,659	$(110,732)
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(110,732)	$(35,308)	$1,923	$42,659	$(101,458)

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor
	For the Period from March 23, 2013 to June 30, 2013
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$145,250	$87,687	$—	$232,937
Cost of goods sold	—	84,421	51,790	—	136,211
Gross profit	—	60,829	35,897	—	96,726
Operating expenses
Operating & administration expenses	345	102,474	48,164	398	151,381
Depreciation	—	3,631	1,054	—	4,685
Amortization of intangibles	—	19,678	3,910	—	23,588
Transaction costs	19,424	—	647	—	20,071
Total operating expenses	19,769	125,783	53,775	398	199,725
Operating (loss) income	(19,769)	(64,954)	(17,878)	(398)	(102,999)
Interest expense (income), net	49,396	—	(730)	—	48,666
Equity in (income) loss of subsidiaries	82,337	—	—	(82,337)	—
(Loss) income from operations before taxes on income	(151,502)	(64,954)	(17,148)	81,939	(151,665)
Income tax (benefit) provision	(53,777)	(21,071)	(4,630)	25,701	(53,777)
Net (loss) income	(97,725)	(43,883)	(12,518)	56,238	(97,888)
Less: Net (income) loss attributable to noncontrolling interests	—	—	163	—	163
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(97,725)	$(43,883)	$(12,355)	$56,238	$(97,725)
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(97,725)	$(43,883)	$(17,884)	$56,238	$(103,254)

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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor
	June 30, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
ASSETS
Current assets:
Cash and equivalents	$—	$223,515	$44,813	$(216,106)	52,222
Accounts receivable	—	54,428	67,974	—	122,402
Related party receivable	—	256,964	—	(249,764)	7,200
Inventories, net	—	56,594	33,321	2,985	92,900
Deferred income taxes	—	23,901	11,287	—	35,188
Prepaid and other current assets	80,320	16,883	31,940	(88,042)	41,101
Total current assets	80,320	632,285	189,335	(550,927)	351,013
Prepublication costs, net	—	76,857	21,042	—	97,899
Property, plant and equipment, net	—	66,618	—	—	66,618
Goodwill	—	250,465	189,403	—	439,868
Other intangible assets, net	—	885,998	72,935	—	958,933
Investments	1,652,026	55	10,488	(1,652,026)	10,543
Deferred income taxes non-current	—	66,576	5,109	(18,170)	53,515
Other non-current assets	67,085	17,503	11,959	—	96,547
Total assets	$1,799,431	$1,996,357	$500,271	$(2,221,123)	$2,074,936
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$216,106	$101,403	$13,757	$(216,106)	$115,160
Accrued royalties	—	6,245	9,912	—	16,157
Accrued compensation and contributions to retirement plans	—	30,744	10,734	—	41,478
Unearned revenue	—	86,155	3,879	—	90,034
Current portion of long-term debt	6,880	—	—	—	6,880
Related party	—	1,037	248,727	(249,764)	—
Other current liabilities	31,362	147,769	35,783	(88,042)	126,872
Total current liabilities	254,348	373,353	322,792	(553,912)	396,581
Long-term debt	1,449,303	—	—	—	1,449,303
Deferred income taxes	—	—	37,167	(18,170)	18,997
Other non-current liabilities	—	50,609	11,392	—	62,001
Total liabilities	1,703,651	423,962	371,351	(572,082)	1,926,882
Commitments and contingencies
Equity
Member's equity	292,474	1,593,930	145,023	(1,685,744)	345,683
Accumulated deficit	(196,694)	(21,535)	(15,168)	36,703	(196,694)
Accumulated other comprehensive loss	—	—	(935)	—	(935)
Total Parent company equity	95,780	1,572,395	128,920	(1,649,041)	148,054
Total equity - noncontrolling interests	—	—	—	—	—
Total equity	95,780	1,572,395	128,920	(1,649,041)	148,054
Total liabilities and equity	$1,799,431	$1,996,357	$500,271	$(2,221,123)	$2,074,936

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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor
	For the Six Months Ended June 30, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Operating activities
Cash provided by operating activities	$38,440	$(57,394)	$26,937	$(100,082)	$(92,099)
Investing activities
Investment in prepublication costs	—	(16,999)	(5,276)	—	(22,275)
Capital expenditures	—	(992)	(1,197)	—	(2,189)
Deferred projects investments	—	(3,200)	—	—	(3,200)
Acquisitions and investments	—	—	(55,494)	—	(55,494)
Proceeds from sale of investment	—	—	3,250	—	3,250
Proceeds from dispositions	—	115	8,653	—	8,768
Cash used for investing activities	—	(21,076)	(50,064)	—	(71,140)
Financing activities
Payment of term loan	(38,440)	—	—	—	(38,440)
Dividends paid to noncontrolling interests	—	—	(169)	—	(169)
Cash provided by (used for) financing activities	(38,440)	—	(169)	—	(38,609)
Effect of exchange rate changes on cash	—	—	680	—	680
Net change in cash and cash equivalents	—	(78,470)	(22,616)	(100,082)	(201,168)
Cash and cash equivalents at the beginning of the period	—	301,985	67,429	(116,024)	253,390
Cash and cash equivalents, ending balance	$—	$223,515	$44,813	$(216,106)	$52,222

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor
	For the Period from March 23, 2013 to June 30, 2013
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Operating activities
Cash provided by operating activities	$(1,778,598)	$1,648,622	$143,111	$(16,625)	$(3,490)
Investing activities
Investment in prepublication costs	—	(3,528)	(8,325)	—	(11,853)
Capital expenditures	—	(2,761)	(291)	—	(3,052)
Deferred projects investments	—	(14)	—	—	(14)
Acquisitions and investments	—	(1,610,634)	(128,813)	—	(1,739,447)
Cash used for investing activities	—	(1,616,937)	(137,429)	—	(1,754,366)
Financing activities
Borrowings on long-term debt	1,574,796	—	—	—	1,574,796
Payment of term loan	(2,025)	—	—	—	(2,025)
Payment of revolving facility	15,000	—	—	—	15,000
Equity contribution	950,000	—	—	—	950,000
Payment of acquisition costs on behalf of Parent	(28,672)	—	—	—	(28,672)
Distribution to Parent	(628,854)	—	—	—	(628,854)
Dividends paid to noncontrolling interests	—	—	(195)	—	(195)
Payment of deferred loan acquisition costs	(84,375)	—	—	—	(84,375)
Cash provided by (used for) financing activities	1,795,870	—	(195)	—	1,795,675
Effect of exchange rate changes on cash	—	—	(2,390)	—	(2,390)
Net change in cash and cash equivalents	17,272	31,685	3,097	(16,625)	35,429
Cash and cash equivalents at the beginning of the period	—	(31,684)	51,317	—	19,633
Cash and cash equivalents, ending balance	$17,272	$1	$54,414	$(16,625)	$55,062

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Predecessor
	For the Period from January 1, 2013 to March 22, 2013
	MHGE Intermediate (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Operating activities
Cash provided by operating activities	$—	$34,293	$956,718	$(961,264)	$29,747
Investing activities
Investment in prepublication costs	—	(11,317)	(2,811)	—	(14,128)
Capital expenditures	—	(1,818)	(93)	—	(1,911)
Acquisitions and investments	—	(8,043)	(25,046)	—	(33,089)
Cash used for investing activities	—	(21,178)	(27,950)	—	(49,128)
Financing activities
Net transfers (to) from Parent	—	(50,674)	(966,500)	961,264	(55,910)
Dividends paid to noncontrolling interests	—	—	(1,814)	—	(1,814)
Cash provided by (used for) financing activities	—	(50,674)	(968,314)	961,264	(57,724)
Effect of exchange rate changes on cash	—	—	(1,450)	—	(1,450)
Net change in cash and cash equivalents	—	(37,559)	(40,996)	—	(78,555)
Cash and cash equivalents at the beginning of the period	—	5,875	92,313	—	98,188
Cash and cash equivalents, ending balance	$—	$(31,684)	$51,317	$—	$19,633

(1) MHGE Intermediate was created to facilitate the Founding Acquisition and therefore was not a legal entity in periods prior to March 22, 2013.

16.	Transactions with Sponsors

In connection with the Founding Transactions, MHGE Holdings, our wholly owned subsidiary, entered into a management fee agreement with Apollo Management VII, L. P. (the “Advisor”), an affiliate of our Sponsor pursuant to which the Advisor will provide management consulting services to Parent and its direct and indirect divisions and subsidiaries, including the Company and MHGE Holdings. In exchange for these services, the Advisor will receive an aggregate annual management fee of $3,500 and reimbursement of out-of-pocket expenses incurred in connection with the provision of such services. For the three months ended June 30, 2014 and June 30, 2013, the Successor recorded an expense of $875 and $265 for management fee, respectively. For the six months ended June 30, 2014 and the period March 23, 2013 to June 30, 2013, the Successor recorded an expense of $1,750 and $345 for management fees, respectively. In connection with the Founding Transactions, Apollo Global Securities, LLC, an affiliate of our Sponsor (the “Affiliate”), entered into a transaction fee agreement with Parent relating to the provision of certain structuring, financial, investment banking and other similar advisory services in connection with the Founding Transactions and future transactions. We paid the Affiliate a one-time transaction fee of $25,000 in exchange for services rendered in connection with the structuring of the Founding Transactions, arranging financing and performing other services with the Founding Transactions. Also, subject to the terms and conditions of the agreement, an additional transaction fee equal to 1% of the aggregate enterprise value will be payable to Affiliate for investment banking, financing and other financial advisory services related to any merger, acquisition, disposition, financing or any similar transaction in the future.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

17.	Commitments and Contingencies

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

18.	Related Party Transactions

Employee Loans
During the second quarter of 2013, the Company made unsecured loans to two employees in the amount of $175 for the employees to invest in the Company’s parent common stock. Interest is payable at the federal short-term rate under the Internal Revenue Code, and the loans and accrued interest are repayable in cash in full from any after tax long-term incentive award payments but in no case later than February 15, 2015. The loans can be prepaid at any time. As of June 30, 2014, the balance outstanding was $175 and is included in prepaid and other current assets.
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
MHC Service Charges and Allocations & Transition Services
Historically, MHC has provided services to and funded certain expenses for Predecessor and its subsidiaries. These services and expenses include global technology operations and infrastructure, global real estate and occupancy, employee benefits and shared services such as tax, legal, treasury, and finance as well as an allocation of MHC’s corporate management costs. The expenses included in the consolidated financial statements were $1,982 and $6,848 for the second quarter ended June 30, 2014 (Successor) and June 30, 2013 (Successor), respectively. The expenses included in the combined consolidated financial statements were $3,152, $7,699 and $7,661 for the six months ended June 30, 2014 (Successor), the periods March 23, 2013 to June 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), respectively. No further charges and allocations are being made, except for services provided under the Transition Services Agreement as described below, because MHGE had established its own management structure, benefit plans and other functions.
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
Quest Agreement

Leader’s Quest Ltd (“Quest”) is a UK-based non-profit enterprise at which Lindsay Levin is the founder and managing partner. Ms. Levin is the spouse of David Levin, who serves as our President and Chief Executive Officer. The Company has entered into an agreement with Quest pursuant to which Quest will provide leadership workshops and other leadership training over the course of five and a half days in 2014 for twelve members of the Company’s executive leadership team. The Company will pay Quest total fees of $133 in connection with the Quest agreement. As Quest is a non-profit enterprise, Ms. Levin does not stand to benefit financially from the transaction with the Company.

19.	Supplemental Parent Company Equity Information

Parent Company equity is summarized as follows:

Successor (In thousands)	Total Parent Company Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	$199,778	$23,490	$223,268
Acquisition of Non-controlling interest	(4,815)	(22,635)	(27,450)
Comprehensive loss, net of tax	(101,458)	(686)	(102,144)
Contribution of shares from Georgia Holdings for acquisition and consideration	42,500	—	42,500
Georgia Holdings shares reserved for acquisition earn out	8,500	—	8,500
Stock-based compensation	3,549	—	3,549
Dividends paid to non-controlling interests	—	(169)	(169)
Balance at June 30, 2014	$148,054	$—	$148,054

Predecessor (In thousands)	Total Parent Company Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	$649,845	$24,735	$674,580
Non-controlling interest acquired in the Acquisition	(14,672)	(10,374)	(25,046)
Comprehensive loss, net of tax	(4,850)	(631)	(5,481)
Net decrease in Parent company investment	(56,418)	—	(56,418)
Stock-based compensation	3,294	—	3,294
Dividends paid to non-controlling interests	—	(1,814)	(1,814)
Balance at March 22, 2013	$577,199	$11,916	$589,115

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Successor (In thousands)	Total Parent Company Equity	Noncontrolling Interest	Total Equity
Balance at March 23, 2013	$—	$—	$—
Non-controlling interest acquired in the Acquisition	—	22,225	22,225
Comprehensive loss, net of tax	(96,171)	1,791	(94,380)
Distribution to Parent	(628,854)	—	(628,854)
Payment of acquisition costs on behalf of MHE Acquistion, LLC	(28,672)	—	(28,672)
Equity contribution	950,000	—	950,000
Dividend on restricted stock units	(1,411)	—	(1,411)
Stock-based compensation	4,886	—	4,886
Dividends paid to non-controlling interests	—	(526)	(526)
Balance at December 31, 2013	$199,778	$23,490	$223,268

20.	Subsequent Events

On July 17, 2014 the Company’s parent company, MHGE Parent, LLC (“MHGE Parent” and, together with its subsidiaries, “McGraw-Hill Global Education”) and MHGE Parent Finance, Inc. (“MHGE Parent Finance” and, together with MHGE Parent, the “Issuers”), issued $400,000 aggregate principal amount of Senior PIK Toggle Notes due 2019 (the “Notes”) in a private placement. The proceeds from this private offering were used to make a return of capital to the equity holders of MHGE Parent and pay certain related transaction costs and expenses. The notes were issued at a discount of 1%.
The term of the loan is 5 years from issuance. The notes bear interest at 8.5% for interest paid in cash and 9.25% for in-kind interest, “PIK”, by increasing the principal amount of the Notes by issuing new notes. Interest is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2015. The first semi-annual interest payment due must be paid in cash. The determination as to whether interest is paid in cash or PIK is determined based on restrictions in the Company’s borrowing agreements for payments to the Company’s parent. PIK may be paid either 0%, 50% or 100% of the amount of interest due, dependent on the amount of any restriction. The Notes are junior to the debt of all subsidiaries and are not guaranteed by any of the parent company’s subsidiaries.

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
Our Industry
Across the globe, education is a large and growing market. According to estimates from the U.S. Department of Education’s National Center for Education Statistics (“NCES”), worldwide, education- related products and services typically accounted for approximately 5% of a country’s gross domestic product (“GDP”). The United States alone spends more than $1 trillion annually on education, or roughly 7% of its GDP.
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

Our industry has been experiencing a shift from print to digital products. We generally recognize revenues from digital publications on a deferred basis, and we expect that our results in 2014 and beyond may be adversely impacted if sales from print products decline at a rate faster than the increase we expect from digital publications, , but over the longer term we expect to realize significant benefits from this transition.

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
Enrollment data, as reported by the National Student Clearinghouse Research Center, shows a decline in enrollment of 1.0% in the spring semester of 2014, an improvement from the 1.4% decline in the fall semester of 2013, in the United States, impacting all publishers as the economy continued to rebound from the recession. We believe this to be a temporary challenge which may also affect our revenues in fiscal 2014. Since 1970, there have been only three years in which enrollment declined by more than 1%. In all three cases, enrollment quickly resumed more normalized growth patterns.

The U.S. college new learning solution market was $4.3 billion in 2013, according to American Association of Publishers (AAP). As technology continues to be the key trend in higher education for course management and content delivery, we will continue our digital transformation by aggressively pursuing a variety of e-initiatives, including eBooks, homework support for students and online faculty support.
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

The Founding Acquisition
On March 22, 2013, the Parent acquired all of the outstanding equity interests of certain subsidiaries of MHC in the Founding Acquisition. The acquired subsidiaries included all of MHC’s educational materials and learning solutions business, which was comprised of two elements (i) HPI business, which includes post-secondary education and professional products both in the U.S. and internationally and (ii) SEG business, which includes school and assessment products targeting students in the pre-kindergarten through secondary school market.

In connection with the Founding Acquisition, a Restructuring was completed, the result of which was that the HPI business and the SEG business became held by different legal entities. The HPI business is now held by MHGE Holdings and its subsidiaries, while the SEG business is held by MHSE. Neither MHGE nor its parent companies guarantee or provide any collateral to the financing for MHSE, and MHSE does not guarantee or provide collateral to the financing for MHGE or its parent companies.

The term “Predecessor” refers to the historical combined information of HPI business prior to giving effect to the consummation of the Founding Acquisition, but after giving effect to the Restructuring. The term “Successor” refers to Holdings after giving effect to the consummation of the Founding Acquisition. See Notes 1 through 3 to the combined consolidated financial statements for additional information.

Overall Operating Results
The following table sets forth certain historical consolidated financial information for the three and six months ended June 30, 2014 (Successor) and three months ended June 30, 2013 (Successor). For comparison purposes, we have presented the results of operations for the six months ended June 30, 2013 on a combined basis, consisting of the historical results of the Predecessor for the period from January 1, 2013 to March 22, 2013, and for the historical results of operations of the Successor for the period from March 23, 2013 to June 30, 2013. We believe that this presentation, although not in conformity with U.S. GAAP, is beneficial to the reader by providing an easier-to-read discussion of the results of operations and provide the reader with information from which to analyze our financial results that is consistent with the manner that management reviews and analyzes results of operations. The following table and discussion should be read in conjunction with the information contained in our historical combined consolidated financial statements and the notes thereto included elsewhere in this prospectus. However, our historical results of operations set forth below and elsewhere in this prospectus may not necessarily reflect what would have occurred if we had been a separate, stand-alone entity during the periods presented or what will occur in the future.

Three months ended June 30, 2014 (Successor) compared to the three months ended June 30, 2013 (Successor) and the six months ended June 30, 2014 (Successor) compared to the Periods Ended January 1, 2013 to March 22, 2013 (Predecessor) and March 23, 2013 to June 30, 2013 (Successor).

	Successor
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Revenue	$251,745	$220,054
Cost of goods sold	71,184	125,968
Gross profit	180,561	94,086
Operating expenses
Operating & administration expenses	153,736	139,831
Depreciation	3,911	4,255
Amortization of intangibles	31,097	21,417
Transaction related expenses	856	2,655
Total operating expenses	189,600	168,158
Operating (loss) income	(9,039)	(74,072)
Interest expense (income), net	35,827	44,261
Other (income) expense	(1,275)	—
(Loss) income from operations before taxes on income	(43,591)	(118,333)
Income tax (benefit) provision	10,153	(41,598)
Net (loss) income	(53,744)	(76,735)
Less: net (income) loss attributable to noncontrolling interests	181	163
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(53,563)	$(76,572)

	Successor		Predecessor
	Six Months Ended	March 23, 2013	January 1, 2013
		through	through
	June 30, 2014	June 30, 2013	March 22, 2013
Revenue	$456,316	$232,937	$186,242
Cost of goods sold	125,004	136,211	56,249
Gross profit	331,312	96,726	129,993
Operating expenses
Operating & administration expenses	321,937	151,381	129,336
Depreciation	8,911	4,685	3,874
Amortization of intangibles	56,746	23,588	1,699
Transaction related expenses	3,421	20,071	—
Total operating expenses	391,015	199,725	134,909
Operating (loss) income	(59,703)	(102,999)	(4,916)
Interest expense (income), net	80,146	48,666	481
Other (income) expense	(9,879)	—	—
(Loss) income from operations before taxes on income	(129,970)	(151,665)	(5,397)
Income tax (benefit) provision	(18,939)	(53,777)	(1,213)
Net (loss) income	(111,031)	(97,888)	(4,184)
Less: net (income) loss attributable to noncontrolling interests	299	163	631
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(110,732)	$(97,725)	$(3,553)

Revenue
Revenue for the three months ended June 30, 2014 (Successor) increased $31,691, or 14%, compared with 2013. The increase from 2013 to 2014 was primarily due to an increase in Higher Education revenue in addition to purchase accounting adjustments as a result of revisions to the final valuation report that increased reported revenues by $2,943 in the second quarter 2014 compared to decreased reported revenues by $20,750 in 2013, partially offset by decreases in Professional and International revenue.
Revenue for the six months ended June 30, 2014 (Successor), periods from March 23, 2013 to June 30, 2013 and January 1, 2013 to March 22, 2013 was $456,316, $232,937 and $186,242 , respectively. The increase in 2014 was primarily due to an increase in Higher Education revenue in addition to purchase accounting adjustments that increased reported revenues by $1,607 in the first half of year 2014 compared to decreased reported revenues by $21,470 in 2013, partially offset by decreases in Professional and International revenue.
MHGE Higher Education
Higher Education revenue for the three months ended June 30, 2014 and June 30, 2013 was $144,718 and $105,286, respectively. Increases in Higher Education revenue were primarily due to growth in both digital of $17,284 and custom print sales of $1,499 as well as the impact of purchase accounting adjustments of $24,580, partially offset by decreases in traditional print sales of $3,935. For the three months ended June 30, 2014, within our digital adaptive learning products, new student activations for McGraw-Hill Connect and active users of LearnSmart increased 33% and 36%, respectively, which reflects increased demand for both product lines.
Higher Education revenue for the six months ended June 30, 2014 (Successor), the periods from March 23, 2013 to June 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $272,819, $114,956 and $107,717, respectively. Increases in Higher Education revenue were primarily due to growth in both digital of $28,441 and traditional print sales of $1,529 as well as the impact of purchase accounting adjustments of $24,689, partially offset by decreases in custom print revenue of $4,518. In addition, within our digital adaptive learning products, new student activations for McGraw-Hill Connect and active users of LearnSmart increased 23% and

37%, respectively, for the six months ended June 30, 2014 reflects increased demand for both product lines. In August 2013 the Company acquired all of the outstanding shares of ALEKS Corporation, a developer of adaptive learning technology for the higher education and K-12 education markets.
MHGE Professional

Professional revenue for the three months ended June 30, 2014 and June 30, 2013 was $27,368 and $29,110, respectively. The decrease was primarily due to lower traditional print sales of $1,295 as well as the impact of purchase accounting adjustments of $1,610, partially offset by growth in digital sales of $1,164.
Professional revenue for the six months ended June 30, 2014 (Successor), the periods from March 23, 2013 to June 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $53,152, $31,045 and $23,139, respectively. The decrease was primarily due to lower traditional print sales of $1,621 as well as the impact of purchase accounting adjustments of $1,694, partially offset by growth in digital sales of $2,284 .
 MHGE International
International revenue for the three months ended June 30, 2014 and June 30, 2013 was $79,805 and $86,056, respectively. The decrease was primarily due to declines in sales in Asia and Latin America and a decision to cease trading with one customer in Asia. Traditional print sales decreased $9,312 partially offset by growth in digital sales of $2,338 as well as the impact of purchase accounting adjustments of $721. Foreign exchange rates had an unfavorable impact on revenue of $1,575 and favorable impact on revenue of $494 for the three months ended June 30, 2014 and June 30, 2013. This impact refers to constant currency comparisons estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year.
International revenue for the six months ended June 30, 2014 (Successor), the periods from March 23, 2013 to June 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $128,862, $88,650 and $53,009, respectively. The decrease was primarily due to declines in sales in Asia, India and Latin America and a decision to cease trading with one customer in Asia. Traditional print sales decreased $17,561 partially offset by growth in digital sales of $4,680 as well as the impact of purchase accounting adjustments of $84. Foreign exchange rates had an unfavorable impact on revenue of $3,473, $382 and $113 for the six months ended June 30, 2014 (Successor), the periods from March 23, 2013 to June 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor). This impact refers to constant currency comparisons estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year.
Other
Other revenue for the three months ended June 30, 2014 (Successor) and June 30, 2013 (Successor) were adjustments to decrease revenue of $146 and $398, respectively. Other revenue for the six months ended June 30, 2014 (Successor), periods from March 23, 2013 to June 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were $1,483, $198 and an adjustment to decrease revenue of $1,829, respectively.
Cost of Goods Sold
Cost of goods sold for the three months ended June 30, 2014 (Successor) and June 30, 2013 (Successor) was $71,184 and $125,968, respectively. This decrease was primarily due to the purchase accounting step-up to fair market value of inventory of $47,098 for the second quarter in 2013. As a percentage of revenue, cost of goods sold for the three months ended June 30, 2014 (Successor) and June 30, 2013 (Successor) were 28% and 57%, respectively. Manufacturing costs as a percentage of revenue for the three months ended June 30, 2014 (Successor) and June 30, 2013 (Successor) were 13% and 30%, while royalty expenses as a percentage of revenue for the three months ended June 30, 2014 (Successor) and June 30, 2013 (Successor) were 14% and 24%, respectively. The variance in the percentage for cost of goods sold is impacted by purchase accounting and the reduction in the royalty percentage reflects the acquisitions of ALEKS and Area 9.

Cost of goods sold for the six months ended June 30, 2014 (Successor), the periods from March 23, 2013 to June 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $125,004, $136,211 and $56,249, respectively. This decrease was primarily due to the purchase accounting step-up to fair market value of inventory of $52,982 for the first half of 2013. As a percentage of revenue, cost of goods sold for the six months ended June 30, 2014 (Successor), the periods from March 23, 2013 to June 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were 27%, 58% and 30%, respectively. Manufacturing costs as a percentage of total cost of goods sold for the the six months ended June 30, 2014 (Successor), the periods from March 23, 2013 to June 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were 12%, 30% and 13%, respectively, while royalty expenses as a percentage of total cost of goods sold for the the six months ended June 30, 2014 (Successor), the periods from March 23, 2013 to June 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were 13%, 25% and 13%, respectively. The variance in the percentage for cost of goods sold is impacted by purchase accounting and the reduction in the royalty percentage reflects the acquisitions of ALEKS and Area 9.
Operating & Administration Expenses
Operating & administration expenses for the three months ended June 30, 2014 (Successor) and June 30, 2013 (Successor) were $153,736 and $139,831, respectively. The increase was primarily as a result of separation costs and costs to action cost savings initiatives. As a percentage of revenue, operating & administration expenses for the three months ended June 30, 2014 (Successor) and June 30, 2013 (Successor) were 61% and 64%, respectively.
Operating & administration expenses for the six months ended June 30, 2014 (Successor), periods from March 23, 2013 to June 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were $321,937, $151,381 and $129,336, respectively. The increase was primarily as a result of separation costs and costs to action cost savings initiatives taken during the six months ended June 30, 2014 partially offset by a more favorable cost structure as a stand-alone company. As a percentage of revenue, operating & administration expenses for the six months ended June 30, 2014, the periods from March 23, 2013 to March 31, 2013 and January 1, 2013 to March 22, 2013 were 71%, 65% and 69%, respectively.
Depreciation & Amortization of Intangibles
Total depreciation and amortization expenses for the three months ended June 30, 2014 (Successor) and June 30, 2013 (Successor) were $35,008 and $25,672, respectively. Total depreciation and amortization expenses for the six months ended June 30, 2014 (Successor), periods from March 23, 2013 to June 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were $65,657, $28,273 and $5,573, respectively. This increase was primarily due to increases in the fair value of definite-lived intangible assets of $998,007, $40,700 and $46,200 related to the Founding Acquisition, ALEKS and Area 9 acquisitions respectively.
Transaction related expenses
Transaction related expenses for the three months ended June 30, 2014 (Successor) and June 30, 2013 (Successor) were $856 and $2,655, respectively. Transaction related expenses for the six months ended June 30, 2014 (Successor), periods from March 23, 2013 to June 30, 2013 (Successor) were $3,421 and $20,071, respectively. There was no transaction related expense recorded in the Predecessor period in 2013. This was solely a result of effecting the Founding Transactions and debt refinancing activities. The transaction related expenses include outside legal and consulting expenses.
Interest expense, net
Interest expenses, net, for the three months ended June 30, 2014 (Successor) and June 30, 2013 (Successor) were $35,827 and $44,261, respectively. The reduction is the result of a decrease in the interest rate on the term loan, facility as well as the voluntary principal payments of $81,000 in December 2013 and $35,000 in March 2014. Interest expenses, net, for the six months ended June 30, 2014 (Successor), periods from March 23, 2013 to June 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were $80,146, $48,666 and $481, respectively. This was principally a result of debt incurred effecting the Founding Transactions. As discussed in

Note 2 - The Founding Transactions - to the combined consolidated financial statements, our Founding Acquisition was financed by borrowings consisting of an initial $810,000 6-year senior secured term loan credit facility, all of which was drawn at closing, $240,000 5-year senior secured revolving credit facility, of which $35,000 was drawn at closing, and an issuance of $800,000, 9.75% first-priority senior secured notes.
Provision for Taxes on Income
Taxes on income for the three months ended June 30, 2014 (Successor) were a provision of $10,153 and a benefit of $41,598 for the three months ended June 30, 2013 (Successor). For the three months ended June 30, 2014 (Successor) and June 30, 2013 (Successor), the effective tax rate was (23.3)% and 35.2%, respectively.
Taxes on income for the six months ended June 30, 2014 (Successor), periods from March 23, 2013 to June 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were a benefit of $18,939, $53,777 and $1,213, respectively. The Predecessor tax provisions and related deferred tax assets and liabilities were determined as if the Company was a separate taxpayer. For the six months ended June 30, 2014 (Successor), the periods March 23, 2013 to June 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), the effective tax rate was 14.6%, 35.5% and 22.5%, respectively.
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
EBITDA, Adjusted EBITDA and Post-Plate Adjusted Cash EBITDA are calculated as follows:

	Six Months Ended		Year Ended	LTM
	June 30, 2013	June 30, 2014	December 31, 2013	June 30, 2014
Net income (loss)	$(102,072)	$(111,031)	(87,895)	(96,854)
Interest (income) expense, net	49,147	80,146	135,503	166,502
Provision for (benefit from) taxes on income	(54,990)	(18,939)	(63,044)	(26,993)
Depreciation, amortization and plate investment amortization	57,319	86,375	167,019	196,075
EBITDA	(50,596)	36,551	151,583	238,730
Deferred revenue (a)	(9,065)	(42,601)	49,259	15,723
Restructuring and cost savings implementation charges (b)	5,645	14,290	24,700	33,345
Sponsor fees (c)	583	1,750	875	2,042
Purchase accounting (d)	52,982	(2,600)	141,100	85,518
Transaction costs (e)	20,071	3,421	27,612	10,962
Acquisition costs (f)	—	2,650	4,296	6,946
Other (g)	5,437	12,436	20,703	27,702
Adjusted EBITDA	25,057	25,897	420,128	420,968
Plate investment cash costs (h)	(25,981)	(22,275)	(66,583)	(62,877)
Post-Plate Adjusted Cash EBITDA	$(924)	$3,622	353,545	358,091
Annualized cost savings for initiatives that will be implemented (i)	—	—	42,000	42,134
Pre-acquisition ALEKS Post-Plate Adjusted EBITDA (j)	—	—	5,000	(573)
Post-Plate Adjusted Cash EBITDA after annualized cost savings and pre-acquisition ALEKS	$(924)	$3,622	$400,545	$399,652

Notes:

(a)
We receive cash for certain digital products up front but recognize revenue over time. We record a liability for deferred revenue when we receive the cash. This adjustment represents the net effect of converting deferred revenues on digital sales to a cash basis assuming the collection of all receivable balances. In the first half year of 2014, this adjustment was $40,994, and there was also purchase accounting adjustments that increased reported revenues by $1,607.

(b)
Represents run-rate cost savings, non-recurring severance and other expenses associated with headcount reductions and other cost savings initiated in 2013 and 2014 as part of our formal restructuring initiatives to create a flatter and more agile organization.

(c)
Beginning in 2014, approximately $3,500 of annual management fees will be payable to the Sponsor. The amount recorded in the Successor period from March 23, 2013 to June 30, 2013 was $345. The expense incurred during the first half year of 2014 was $1,750.

(d)
Represents the effects of the application of purchase accounting associated with the acquisition of MHC's educational materials and learning solutions business on March 22, 2013, driven by the step-up of acquired inventory. The deferred revenue adjustment recorded as a result of purchase accounting has been considered in the deferred revenue adjustment.

(e)	The amount represents the transaction costs associated with the acquisition of MHC's educational materials and learning solutions business on March 22, 2013.

(f)	The amount represents costs incurred for acquisitions subsequent to the Founding Acquisition.

(g)
For the six months ended June 30, 2014, amount represents (i) cash distributions to noncontrolling interest holders of $169; (ii) non-cash incentive compensation expense; (iii) elimination of non-cash gain of $7,329 in Area 9; and (iv) physical separation costs from former parent of $11,100; (v) other adjustments permitted and/or required under the indentures governing MHGE's notes and the credit agreement governing MHGE's senior credit facilities.

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

(j)	Represents the pre-acquisition impact of ALEKS business which was acquired on August 1, 2013.

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
Senior Facilities
In connection with the Founding Transactions, on March 22, 2013, MHGE Holdings, our wholly owned subsidiary, together with the Company, entered into the Senior Facilities, which is governed by a first lien credit agreement as amended and restated, with Credit Suisse AG, as administrative agent and the other agents and lenders party thereto, that provided senior secured financing of up to $1,050,000, consisting of:

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

The interest rate on the borrowings under the Senior Facilities is based on LIBOR or Prime, plus an applicable margin. The interest rate at June 30, 2014 was 5.75% for the term loan facility and there were no borrowings outstanding under the revolving credit facility. The term loan facility and the revolving credit facility were issued at a discount of 3% and 2%, respectively. Debt issuance costs and the discount are amortized to interest expense over the term of the respective facility. The amount of amortization included in interest expense for the three and six months ended June 30, 2014 (Successor) were $3,371 and $5,868, respectively. The amount of amortization included in interest expense for the three months ended June 30, 2013 (Successor) was $3,484 and for the period from March 23, 2013 to June 30, 2013 was $3,832. There was no amortization expense recorded in the Predecessor period in 2013.

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
The revolving credit facility includes a springing financial maintenance covenant that requires MHGE Holdings net first lien leverage ratio not to exceed 7.00 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to EBITDA, as defined in the First Lien Credit Agreement). The covenant will be tested quarterly when the revolving credit facility is more than 20% drawn (including outstanding letters of credit), beginning with the fiscal quarter ended June 30, 2013, and will be a condition to drawings under the revolving credit facility (including for new letters of credit) that would result in more than 20% drawn thereunder. As of June 30, 2014 the borrowings under the revolving credit facility were less than 20%, and so the covenant was not in effect.
Post-Plate Adjusted Cash EBITDA as presented earlier reflects EBITDA as defined in the First Lien Credit Agreement. Solely for the purpose of calculating the springing financial covenant, plate investments should be excluded from the calculation of EBITDA.
9.75% First-Priority Senior Secured Notes due 2021
In connection with the Founding Acquisition, on March 22, 2013, the Issuers issued $800,000 in principal amount of the Notes in a private placement. The Notes bear interest at a rate of 9.75% per annum, payable semi‑annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. The Notes were issued at a discount of 1.363%. Debt issuance costs and the discount are amortized to interest expense over the term of the Notes using the effective interest method. The amount of amortization included in interest expense for the three and six months ended June 30, 2014 (Successor) were $1,498 and $2,996, respectively. The amount of amortization included in interest expense for the three months ended June 30, 2013 was $1,498 and for the period from March 23, 2013 to June 30, 2013 (Successor) was $1,648. There was no amortization expense recorded in the Predecessor period in 2013.
The Issuers may redeem the Notes at its option, in whole or in part, at any time on or after April 1, 2016, at certain redemption prices.
On March 24, 2014, the Company began paying an incremental 0.25% interest rate on the 9.75% First-Priority Senior Secured Notes because a registration statement for an exchange offer to exchange the initial Notes for registered Notes had not been declared effective prior to that date. The incremental interest continued to accrue until the exchange offer had been consummated. The Company’s registration statement for the exchange offer was declared effective on May 14, 2014, and the exchange offer was completed on June 19, 2014 ending the incremental 0.25% accrual on that date.

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
Scheduled Principal Payments
The scheduled principal payments required under the terms of the Senior Facilities and the Notes as of June 30, 2014 were as follows:

Successor
June 30, 2014
Remainder of 2014	3,440
2015	6,880
2016	6,880
2017	6,880
2018	6,880
2019 and beyond	1,453,525
1,484,485
Less: Current portion	6,880
$1,477,605

On July 17, 2014 the Company’s parent company, MHGE Parent, LLC (“MHGE Parent” and, together with its subsidiaries, “McGraw-Hill Global Education”) and MHGE Parent Finance, Inc. (“MHGE Parent Finance” and, together with MHGE Parent, the “Issuers”), issued $400,000 aggregate principal amount of Senior PIK Toggle

Notes due 2019 (the “Notes”) in a private placement. The proceeds from this private offering were used to make a return of capital to the equity holders of MHGE Parent and pay certain related transaction costs and expenses. The notes were issued at a discount of 1%.
The term of the loan is 5 years from issuance. The notes bear interest at 8.5% for interest paid in cash and 9.25% for in-kind interest, “PIK”, by increasing the principal amount of the Notes by issuing new notes. Interest is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2015. The first semi-annual interest payment due must be paid in cash. The determination as to whether interest is paid in cash or PIK is determined based on restrictions in the Company’s borrowing agreements for payments to the Company’s parent. PIK may be paid either 0%, 50% or 100% of the amount of interest due, dependent on the amount of any restriction. The Notes are junior to the debt of all subsidiaries and are not guaranteed by any of the parent company’s subsidiaries.

Cash Flows
Cash and cash equivalents decreased from $253,390 at December 31, 2013 (Successor) to $52,222 at June 30, 2014 (Successor). This decrease was primarily attributable to the cash used in operating and investing activities.
Cash flows from operating, investing and financing activities are presented in the following table:

		Successor	Predecessor	(Combined)
	Six Months Ended	March 23, 2013	January 1, 2013	Six Months Ended
		through	through
	June 30, 2014	June 30, 2013	March 22, 2013	June 30, 2013
Cash flows from operating activities	$(92,099)	$(3,490)	$29,747	$26,257
Cash flows from investing activities	(71,140)	(1,754,366)	(49,128)	(1,803,494)
Cash flows from financing activities	(38,609)	1,795,675	(57,724)	1,737,951
Net cash flows from operating activities consist of profit after tax adjusted for changes in net working capital and non-cash items such as depreciation, amortization and write-offs, and movements in provisions and pensions. For the six months ended June 30, 2014:

•
Cash flows used in operating activities during the six months ended June 30, 2014, were $92,099 compared to $26,257 cash provided in the corresponding period of 2013. The cash used in operating activities reflected lower contributions from working capital.

•
Cash flows used in investing activities during the six months ended June 30, 2014, were $71,140 compared to $1,803,494 in the corresponding period of 2013, primarily reflected payments of $55,494 for Area 9 and Ryerson acquisitions. The amount in the Predecessor period were the acquisition of the non-controlling interest in the joint venture in India and the 20% investment in Area 9.  2013 Successor period reflects the Founding Tansaction.

•
Cash flows used in financing activities during the six months ended June 30, 2014, were $38,609 compared to $1,737,951 cash provided in the corresponding period of 2013, primarily as a result of payment of term loan $38,440. The 2013 Successor period reflects the Founding Transaction.

Capital Expenditure and Plate Investment
Part of our plan for growth and stability includes disciplined capital expenditures and plate investment.
An important component of our cash flow generation is our prepublication efficiency. We have been focused on optimizing our plate investment to generate content that can be leveraged across our full range of products, maximizing long-term return on investment. Plate investments, principally external preparation costs, are amortized from the year of publication over their estimated useful lives, one to six years, using either an accelerated or straight-line method. The majority of the programs are amortized using an accelerated methodology. We periodically evaluate the amortization methods, rates, remaining lives and recoverability of such costs. In evaluating recoverability, we consider our current assessment of the market place, industry trends, and the projected success of programs. Our plate investment for the six months ended June 30, 2014 (Successor) and for the combined Successor and Predecessor six months ended June 30, 2013 were $22,275 and $25,981, respectively. The decline is due to improved management of prepublication investment and favorable timing.
Capital expenditures include purchases of property and equipment and additions to technology projects. Capital expenditures for the six months ended June 30, 2014 and for the combined Successor and Predecessor six months ended June 30, 2013 were $5,389 and $4,977, respectively.
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
Off-Balance Sheet Arrangements
As June 30, 2014 we did not have any relationships with uncombined entities, such as entities often referred to as specific purpose or variable interest entities where we are the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not exposed to any financial liquidity, market or credit risk that could arise if we had engaged in such relationships.
Contractual Obligations
The following table summarizes our significant contractual obligations and commercial commitments as of June 30, 2014, over the next several years that relate to our continuing operations:

	Payments due by Period
Contractual Cash Obligations	Total	2014 Q3 - Q4	2015-2016	2017-2018	2019 and beyond
Long-term debt, including current portion	$1,484,485	$3,440	$13,760	$13,760	$1,453,525
Interest on long-term debt	696,271	60,255	236,102	234,520	165,394
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
We have issued fixed and floating-rate debt and will be subject to variations in interest rates in respect of our floating-rate debt. Borrowings under our Senior Facilities will accrue interest at variable rates, and a 100 basis point increase in the LIBOR on our debt balances outstanding as of June 30, 2014 would increase our annual interest expense by $1,395. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

In the future we may use interest rate hedges to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.
From time to time we may enter into hedging arrangements with respect to LIBOR borrowings under our Senior Facilities.
Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of June 30, 2014. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal second quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

McGraw-Hill Global Education Intermediate Holdings, LLC (Registrant)
Date: August 14, 2014	/s/ PATRICK MILANO Patrick Milano Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Rention Letter for Georgia Holdings, Inc. Independent Directors
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document