Form 10-Q
period 2014-09-30
McGraw-Hill Global Education Intermediate Holdings, LLC
filed 2014-11-13
CIK 1585002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

TABLE OF CONTENT

	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	Page Number
	Consolidated Statements of Operations for the Three Months Ended September 30, 2014 (Successor) and September 30, 2013 (Successor)	3

	Combined Consolidated Statements of Operations for the Nine Months Ended September 30, 2014 (Successor), Periods March 23, 2013 to September 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor)	4

	Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended September 30, 2014 (Successor) and September 30, 2013 (Successor)	5

	Combined Consolidated Statements of Comprehensive Income (Loss) for the Nine Months Ended September 30, 2014 (Successor), Periods March 23, 2013 to September 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor)	6

	Consolidated Balance Sheets at September 30, 2014 (Successor) and December 31, 2013 (Successor)	7

	Combined Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 (Successor), Periods March 23, 2013 to September 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor)	8

	Notes to the Combined Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	63

Item 4.	Controls and Procedures	63

	PART II OTHER INFORMATION
Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	64

Item 6.	Exhibits	64

Item 1. Financial Statements.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands)

	Successor
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

Revenue	$462,128	$464,200
Cost of goods sold	126,619	207,471
Gross profit	335,509	256,729
Operating expenses
Operating & administration expenses	166,469	155,514
Depreciation	2,047	4,362
Amortization of intangibles	22,261	22,648
Transaction costs	162	3,448
Total operating expenses	190,939	185,972
Operating (loss) income	144,570	70,757
Interest expense (income), net	35,466	42,748
Other (income) expense	(1,275)	(850)
(Loss) income from operations before taxes on income	110,379	28,859
Income tax (benefit) provision	13,186	812
Net (loss) income	97,193	28,047
Less: Net (income) loss attributable to noncontrolling interests	—	(1,544)
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$97,193	$26,503

See accompanying notes to the unaudited combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Combined Consolidated Statements of Operations
(Unaudited, in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2014	March 23, 2013	January 1, 2013
		to	to
		September 30, 2013	March 22, 2013
Revenue	$918,444	$697,137	$186,242
Cost of goods sold	251,623	343,682	56,249
Gross profit	666,821	353,455	129,993
Operating expenses
Operating & administration expenses	488,406	306,895	129,336
Depreciation	10,958	9,047	3,874
Amortization of intangibles	79,007	46,236	1,699
Transaction costs	3,583	23,519	—
Total operating expenses	581,954	385,697	134,909
Operating (loss) income	84,867	(32,242)	(4,916)
Interest expense (income), net	115,612	91,414	481
Other (income) expense	(11,154)	(850)	—
(Loss) income from operations before taxes on income	(19,591)	(122,806)	(5,397)
Income tax (benefit) provision	(5,753)	(52,965)	(1,213)
Net (loss) income	(13,838)	(69,841)	(4,184)
Less: Net (income) loss attributable to noncontrolling interests	299	(1,381)	631
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(13,539)	$(71,222)	$(3,553)

See accompanying notes to the unaudited combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited; in thousands)

	Successor
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

Net (loss) income	$97,193	$28,047
Other comprehensive (loss) income:
Foreign currency translation adjustment	(11,580)	(141)
Unrealized gain on investments, net of tax of $0 in the three months ended September 30, 2014 (Successor) and three months ended September 30, 2013 (Successor)	—	603
Comprehensive (loss) income	85,613	28,509
Less: Comprehensive (income) loss attributable to noncontrolling interest	—	(1,544)
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$85,613	$26,965

See accompanying notes to the unaudited combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Combined Consolidated Statements of Comprehensive Income (Loss)
(Unaudited; in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2014	March 23, 2013	January 1, 2013
		to	to
		September 30, 2013	March 22, 2013
Net (loss) income	$(13,838)	$(69,841)	$(4,184)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,384)	(5,004)	(1,376)
Unrealized gain on investments, net of tax of $49, $426 and $51 for the nine months ended September 30, 2014 (Successor) and the periods March 23, 2013 to September 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), respectively	78	(63)	79
Comprehensive (loss) income	(16,144)	(74,908)	(5,481)
Less: Comprehensive (income) loss attributable to noncontrolling interest	299	(1,381)	631
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(15,845)	$(76,289)	$(4,850)

See accompanying notes to the unaudited combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	Successor
	September 30, 2014	December 31, 2013
	(Unaudited)
Current assets
Cash and equivalents	$147,034	$253,390
Accounts receivable, net of allowance for doubtful accounts of $14,720 and $16,213 and sales returns of $199,479 and $168,383 at September 30, 2014 (Successor) and December 31, 2013 (Successor), respectively	250,320	225,455
Related party receivable	2,337	27,363
Inventories, net	88,278	80,288
Deferred income taxes	35,531	37,406
Prepaid and other current assets	35,010	25,553
Total current assets	558,510	649,455
Prepublication costs, net	85,201	96,406
Property, plant and equipment, net	81,001	100,688
Goodwill	428,305	314,275
Other intangible assets, net	933,816	1,051,717
Investments	9,928	23,605
Deferred income taxes non-current	46,084	25,831
Other non-current assets	92,261	105,221
Total assets	$2,235,106	$2,367,198
Liabilities and equity
Current liabilities
Accounts payable	124,102	$131,422
Accrued royalties	50,700	94,030
Accrued compensation and contributions to retirement plans	53,991	77,395
Unearned revenue	160,194	121,773
Current portion of long-term debt	6,880	8,100
Other current liabilities	106,025	127,381
Total current liabilities	501,892	560,101
Long-term debt	1,448,937	1,483,815
Deferred income taxes	18,984	34,588
Other non-current liabilities	30,011	65,426
Total liabilities	1,999,824	2,143,930
Commitments and contingencies
Equity
Member's equity	347,298	295,949
Accumulated deficit	(99,501)	(85,962)
Accumulated other comprehensive loss	(12,515)	(10,209)
Total Parent company equity	235,282	199,778
Total equity - noncontrolling interests	—	23,490
Total equity	235,282	223,268
Total liabilities and equity	$2,235,106	$2,367,198
See accompanying notes to the unaudited combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Combined Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Successor		Predecessor
	Nine months ended September 30, 2014	March 23, 2013	January 1, 2013
		to	to
		September 30, 2013	March 22, 2013
Operating activities
Net (loss) income including noncontrolling interests	$(13,838)	$(69,841)	$(4,184)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities
Depreciation (including amortization of technology projects)	10,958	9,047	3,874
Amortization of intangibles	79,007	46,236	1,699
Amortization of prepublication costs	46,044	42,743	10,165
Loss (gain) on sale of PP&E	—	49	5
Provision for losses on accounts receivable	1,294	2,915	(34)
Deferred income taxes	(14,469)	(3,541)	(178)
Stock-based compensation	5,164	2,286	3,294
Amortization of debt discount	4,060	2,841	—
Amortization of deferred financing costs	9,673	7,619	—
Restructuring charges	11,788	—	—
Other	6,474	—	—
Changes in operating assets and liabilities, net of the effect of acquisitions
Accounts receivable	(29,798)	(159,892)	117,941
Inventories	(17,574)	133,674	(10,829)
Prepaid and other current assets	3,513	16,345	(19,204)
Accounts payable and accrued expenses	(50,290)	86,353	(50,120)
Unearned revenue	33,726	84,602	(26,435)
Other current liabilities	22,510	40,811	8,221
Net change in prepaid and accrued income taxes	(3,507)	(55,378)	(8,075)
Net change in operating assets and liabilities	(22,123)	26,889	3,607
Cash provided by (used for) operating activities	82,612	213,758	29,747
Investing activities
Investment in prepublication costs	(35,335)	(27,496)	(14,128)
Capital expenditures	(6,915)	(5,504)	(1,911)
Deferred projects investments	(8,402)	(2,488)	—
Acquisitions	(56,453)	(1,798,554)	(33,089)
Proceeds from sale of investments	3,304	—	—
Proceeds from dispositions	8,882	45	—
Cash provided by (used for) investing activities	(94,919)	(1,833,997)	(49,128)
Financing activities
Net transfers (to) from Parent	—	—	(55,910)
Borrowings on long-term debt	—	1,609,796	—
Payment of term loan	(40,160)	(4,050)	—
Net change in revolving facility	—	(35,000)	—
Equity contribution	—	950,000	—

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Combined Consolidated Statements of Cash Flows
(Unaudited; in thousands)

Payment of acquisition costs on behalf of Parent	—	(28,672)	—
Distribution to Parent	—	(628,854)	—
Dividends paid to noncontrolling interests	(169)	(363)	(1,814)
Payment of deferred purchase price	(53,500)	—	—
Payment of deferred loan acquisition costs	—	(84,375)	—
Cash provided by (used for) financing activities	(93,829)	1,778,482	(57,724)
Effect of exchange rate changes on cash	(220)	2,820	(1,450)
Net change in cash and cash equivalents	(106,356)	161,063	(78,555)
Cash and cash equivalents at the beginning of the period	253,390	19,633	98,188
Cash and cash equivalents, ending balance	$147,034	$180,696	$19,633
Supplemental disclosures
Cash paid for interest expense	76,333	40,810	—
Cash paid for income taxes	9,062	6,368	3,855
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
Cash and Cash Equivalents
Cash and cash equivalents include ordinary bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of money market funds with unrestricted daily liquidity and fixed term time deposits. The balance also includes cash that is held by the Company outside the United States to fund international operations or to be reinvested outside of the United States. The investments and bank deposits are stated at cost, which approximates market value and were $147,034 and $253,390 as of September 30, 2014 (Successor) and December 31, 2013 (Successor), respectively. These investments are not subject to significant market risk.

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
Concentration of Credit Risk
As of September 30, 2014 (Successor) two customers comprised approximately 52% of the gross accounts receivable balance, which is reflective of concentration in our industry and seasonality of the business. As of December 31, 2013 (Successor), three customers accounted for 53% of our gross accounts receivable.
For the three and nine months ended September 30, 2014 (Successor), two customers accounted for approximately 30% and 24% of our gross revenue, respectively. For the three months ended September 30, 2013 (Successor), three customers accounted approximately 42% of our gross revenue. For the periods March 23, 2013 to September 30, 2013 (Successor), three customers accounted for approximately 43% of our revenue. For the period January 1, 2013 to March 22, 2013 (Predecessor), no single customer accounted for more than 10% of our gross revenue. The loss of, or any reduction in sales from, a significant customer or deterioration in their ability to pay could harm our business and financial results.
Inventories
Inventories, consisting principally of books, are stated at the lower of cost (first-in, first-out) or market value. The majority of our inventories relate to finished goods. A significant estimate, the reserve for inventory obsolescence, is reflected in operating and administration expenses. In determining this reserve, we consider management’s current assessment of the marketplace, industry trends and projected product demand as compared to the number of units currently on hand. The reserves for inventory obsolescence were $41,502 and $45,548 as of September 30, 2014 (Successor) and December 31, 2013 (Successor).
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

Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation as of September 30, 2014 (Successor) and December 31, 2013 (Successor). Depreciation and amortization are recorded on a straight-line basis, over the assets’ estimated useful lives. Buildings have an estimated useful life, for purposes of depreciation, of forty years. Furniture, fixtures and equipment are depreciated over periods not exceeding ten years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives.

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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Deferred Technology Costs
We capitalize certain software development and website implementation costs. Capitalized costs only include incremental, direct costs of materials and services incurred to develop the software after the preliminary project stage is completed, funding has been committed and it is probable that the project will be completed and used to perform the function intended. Incremental costs are expenditures that are out-of-pocket to us and are not part of an allocation or existing expense base. Software development and website implementation costs are expensed as incurred during the preliminary project stage. Capitalized costs are amortized from the year the software is ready for its intended use over its estimated useful life, three to seven years, using the straight-line method. Periodically, we evaluate the amortization methods, remaining lives and recoverability of such costs. Capitalized software development and website implementation costs are included in other non-current assets in the consolidated balance sheets and are presented net of accumulated amortization. Gross deferred technology costs were $29,616 and $20,130 as of September 30, 2014 (Successor) and December 31, 2013 (Successor), respectively. Accumulated amortization of deferred technology costs were $10,814 and $5,586 as of September 30, 2014 (Successor) and December 31, 2013 (Successor), respectively.
Accounting for the Impairment of Long-Lived Assets (Including Other Intangible Assets)
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to current forecasts of undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets held for sale are written down to fair value, less cost to sell. Fair value is determined based on market evidence, discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. There were no impairments of long-lived assets for the three and nine months ended September 30, 2014 (Successor), three months ended September 30, 2013 (Successor) and the periods March 23 to September 30, 2013 (Successor) and January 1 to March 22, 2013 (Predecessor).
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
If the fair value of the reporting units or indefinite-lived intangible assets are less than their carrying value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill or indefinite-lived intangible assets to the carrying value. The fair value of the goodwill or indefinite-lived intangible assets is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit or carrying value of the indefinite-lived intangible asset. If the implied fair value of the goodwill or indefinite-lived intangible assets is less than the carrying value, the difference is recognized as an impairment charge. Significant judgments inherent in this analysis include estimating the amount and timing of future cash flows and the selection of appropriate discount rates, royalty rate and long-term growth rate assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit and indefinite-lived intangible asset and for some of the reporting units and indefinite-lived intangible assets could result in an impairment charge, which could be material to our financial position and results of operations. There were no impairments of goodwill and indefinite-lived intangible assets for the three and nine months ended September 30, 2014 (Successor), three months ended September 30, 2013 (Successor), the periods March 23 to September 30, 2013 (Successor) and January 1 to March 22, 2013 (Predecessor).
Foreign Currency Translation
We have operations in many foreign countries. For most international operations, the local currency is the functional currency. For international operations that are determined to be extensions of the U.S. operations or where a majority of revenue and/or expenses is USD denominated, the United States dollar is the functional currency. For local currency operations, assets and liabilities are translated into United States dollars using end-of-period exchange rates, and revenue and expenses are translated into United States dollars using weighted-average exchange rates. Foreign currency translation adjustments are accumulated in a separate component of equity.
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
Subscription-based products
Subscription income is recognized over the related subscription period that the subscription is available and is used by the customer. Subscription revenue received or receivable in advance of the delivery of services or publications is included in unearned revenue. Incremental costs that are directly related to the subscription revenue are deferred and amortized over the subscription period. As of September 30, 2014 (Successor), no significant changes have been made to the underlying assumptions related to estimates of revenue or the methodologies applied. Included among the underlying assumptions related to our estimates that impact the recognition of subscription income is the period that our subscriptions are accessed by our customers, the extent of our responsibility to provide access to our subscription-based products, and the extent of complementary support services customers demand to access our products.
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
Recently Adopted Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures.  This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This ASU may be applied

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.  The Company is evaluating the impact that this update will have on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance is effective for the Company in the first quarter of 2017 and early application is not permitted. Entities must adopt the new guidance using one of two retrospective application methods. The Company is currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.
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

The Founding Acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The Founding Acquisition and the determination of fair value of the assets acquired and liabilities assumed was recorded as of March 22, 2013 based on the initial purchase price of $1,711,348. As a result of the Founding Acquisition, goodwill of $297,694 was recorded on the Successor's balance sheet. The Company has finalized the allocation of goodwill to each of its reporting units.
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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

The table below summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash and equivalents	$19,633
Accounts receivable and other current assets	132,750
Inventory	235,608
Prepublication costs	109,064
Property, plant and equipment	102,836
Identifiable intangible assets	998,007
Other noncurrent assets	56,226
Accounts payable and accrued expenses	(92,591)
Unearned revenue	(42,339)
Other current liabilities	(49,767)
Deferred income tax liability	(11,568)
Other long-term liabilities	(21,980)
Noncontrolling interests	(22,225)
Goodwill	297,694
Purchase price	$1,711,348
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
The accompanying consolidated balance sheet as of September 30, 2014 and consolidated statement of operations for the three and nine months ended September 30, 2014, reflect the effects of immaterial corrections to property, plant and equipment, net, goodwill and depreciation expense. This is the result of finalizing the valuation of assets acquired in the Founding Acquisition, as well as to allocate certain property, plant and equipment between MHGE and MHSE.
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

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	As reported	Pro forma	As reported	Pro forma
Revenue	$464,200	$464,041	$883,379	$882,901
Net income (loss)	26,502	(10,396)	(74,775)	(187,907)

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
ALEKS was acquired for $103,500; $50,000 was paid in cash at closing, with $53,500 paid one year after closing on August 1, 2014 which was included in other current liabilities in the December 31, 2013 combined consolidated balance sheet, $15,000 of which will be held in escrow for six months. The Company has finalized the determination of the fair values of the assets acquired and liabilities assumed upon acquisition. On October 31, 2013, the working capital adjustment was finalized and the Company's share of the proceeds of the working capital adjustment was $1,422. The $50,000 paid at closing and subsequent payments were financed by a combination of cash on hand and borrowing under the revolving credit facility.
After closing and within the third quarter in 2013, the Company entered into a reseller agreement with MHSE Holdings, which is a separate wholly owned subsidiary of our Parent, granting MHSE Holdings exclusive rights to sell ALEKS products in the K-12 market. MHSE Holdings paid $25,500 to the Company for the exclusivity provision, which is being recognized over five years and renewable for no additional fee after five years, and paid a royalty advance of $12,500. The royalty rate is 15% on net sales.
The companies received a fairness opinion from a third party valuation firm on the terms of the transaction.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Tangible assets	9,365
Identifiable intangible assets	40,700
Unearned revenue	(3,476)
Other liabilities	(23,083)
Goodwill	79,994
Purchase price	$103,500
Residual goodwill consists primarily of intangible assets related to the knowhow and design of the Company’s products that do not qualify for separate recognition as well as assembled work force. The amount of goodwill is not considered deductible for tax purposes.
The fair values of the acquired intangible assets will be amortized on a straight-line basis over their useful lives of 5 years, which is consistent with the estimated useful life considerations used in determining their fair values. As a result of finalizing the fair value of the acquired intangible assets, an adjustment of $2,366 was recorded in the three months ended September 30, 2014 to amortization expense. Amortization expense of $1,704 was recorded in the nine months ended September 30, 2014. Amortization expense of $1,900 was recorded in the three months ended September 30, 2013 and for the period from March 23, 2013 to September 30, 2013 (Successor). There was no amortization expense recorded in the Predecessor period in 2013.

5.	Area 9 Acquisition

On February 6, 2014 the Company acquired the remaining 80% that it did not already own of Area 9, a Danish Company and developer of adaptive learning technology for the higher education market for total consideration of $80,292. Prior to the acquisition, the Company had a long-term royalty-based relationship with Area 9. The Company had purchased the other 20% stake in Area 9 in January 2013. Consideration for the acquisition of the remaining 80% was $29,003 in cash at closing, with the remainder in shares of Georgia Holdings common stock, including shares held in escrow, and shares subject to an earn-out based on several financial measures which we expect to be met and therefore all earn out shares have been valued in member's equity.

Pursuant to the purchase agreement, consulting payments are due to the founders of Area 9 of $9,800 for a designated project and deliverable, of which $2,700 is contingent upon a successful completion of a project deliverable and $5,000 expense reimbursement over a four year period. These costs are expensed as incurred.

There is a gain of $7,329 in other income reflecting a fair value adjustment based on the purchase price of the additional 80% interest on the original 20% stake which fair value is $15,866, making the total transaction value equal to $96,159. The Company has not completed the final analysis of the fair values and will continue its review during the measurement period. On July 18, 2014, the working capital adjustment was finalized and the Company's payment for the working capital adjustment was $959.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Tangible assets	$5,390
Identifiable intangible assets	46,200
Other liabilities	(6,048)
Goodwill	50,617
Purchase price	$96,159
Residual goodwill consists primarily of intangible assets related to the knowhow and design of the Company’s products that do not qualify for separate recognition as well as assembled work force. The amount of goodwill is not considered deductible for tax purposes.
The fair values of the acquired intangible assets will be amortized on a straight-line basis over their useful lives of 4 and 7 years, which is consistent with the estimated useful life considerations used in determining their fair values. Amortization expense of $1,658 and $4,528 was recorded in the three and nine months ended September 30, 2014.

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

7.	Inventories

Inventories consist of the following:

	Successor
	September 30, 2014	December 31, 2013
Raw materials	$1,055	$1,604
Work-in-progress	2,890	2,220
Finished goods	125,835	122,012
	129,780	125,836
Reserves	(41,502)	(45,548)
Inventories, net	$88,278	$80,288

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

8.	Debt

Long-term debt consisted of the following:

	Successor
	September 30, 2014	December 31, 2013
Term loan facility	$664,642	$701,763
Notes	791,175	790,152
Less current portion of Long Term Debt	(6,880)	(8,100)
Long Term Debt[1]	$1,448,937	$1,483,815

1 Long Term Debt balances reflect face value of debt less the unamortized discount.

Senior Facilities
In connection with the Founding Transactions, on March 22, 2013, MHGE Holdings, our wholly owned subsidiary, together with the Company, entered into the Senior Facilities, which are governed by a first lien credit agreement as amended and restated, with Credit Suisse AG, as administrative agent, and the other agents and lenders party thereto, that provided senior secured financing of up to $1,050,000, consisting of:

•	the term loan facility in an aggregate principle amount of $810,000 with a maturity of six years; and

•
the revolving credit facility in an aggregate principle amount of up to $240,000 with a maturity of five years, including both a letter of credit sub-facility and a swingline loan sub-facility. The amount available under the revolving credit facility at September 30, 2014 was $239,961.

On December 31, 2013 the Company made a voluntary principle payment of 10% of the $810,000 term loan facility outstanding under its First Lien Credit Agreement. This $81,000 voluntary principle payment is in addition to the Company’s scheduled quarterly repayment of $2,025 that was paid on the same date.

On March 24, 2014, the Company made a voluntary principle payment of $35,000 and refinanced the Term Loan facility in the aggregate principle of $687,925. The revised terms reduce the LIBOR floor from 1.25% to 1.0% and the applicable LIBOR margin from 7.75% to 4.75%. The maturity date did not change but quarterly principle payments were reduced from $2,025 to $1,720, maintaining the amortization rate at ¼ of 1% of the refinanced principle amount.

The interest rate on the borrowings under the Senior Facilities is based on LIBOR or Prime, plus an applicable margin. The interest rate at September 30, 2014 was 5.75% for the term loan facility and there were no outstanding borrowings under the revolving credit facility. The term loan facility and the revolving credit facility were issued at a discount of 3% and 2%, respectively. Debt issuance costs and the discount are amortized to interest expense over the term of the respective facility. The amount of amortization included in interest expense for the three and nine months ended September 30, 2014 (Successor) were $3,371 and $9,239, respectively. The amount of amortization included in interest expense for the three months ended September 30, 2013 (Successor) was $3,484 and for the period from March 23, 2013 to September 30, 2013 was $7,316. There was no amortization expense recorded in the Predecessor period in 2013.
The term loan facility requires quarterly amortization payments totaling 1% per annum of the refinanced principle amount of the facility, with the balance payable on the final maturity date. The term loan facility also includes custom mandatory prepayments requirements based on certain events such as asset sales, debt issuances, and defined levels of free cash flows.
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
The revolving credit facility includes a springing financial maintenance covenant that requires MHGE Holdings net first lien leverage ratio not to exceed 7.00 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to EBITDA, as defined in the First Lien Credit Agreement, of MHGE Holdings and its consolidated subsidiaries). The covenant will be tested quarterly when the revolving credit facility is more than 20% drawn (including outstanding letters of credit), beginning with the fiscal quarter ended June 30, 2013, and will be a condition to drawings under the revolving credit facility (including for new letters of credit) that would result in more than 20% drawn thereunder. As of September 30, 2014 (Successor), the borrowings under the revolving credit facility were less than 20%, and so the covenant was not in effect.
Post-Plate Adjusted EBITDA reflects EBITDA as defined in the First Lien Credit Agreement. Solely for the purpose of calculating the springing financial covenant, plate investments should be excluded from the calculation of EBITDA.

9.75% First-Priority Senior Secured Notes due 2021
In connection with the Founding Acquisition, on March 22, 2013, the Issuers issued $800,000 in principle amount of the Notes in a private placement. The Notes bear interest at a rate of 9.75% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. The Notes were issued at a discount of 1.363%. Debt issuance costs and the discount are amortized to interest expense over the term of the Notes using the effective interest method. The amount of amortization included in interest expense for the three and nine months ended September 30, 2014 (Successor) were $1,498 and $4,494, respectively. The amount of amortization included in interest expense for the three months ended September 30, 2013 was $1,498 and for the period from March 23, 2013 to September 30, 2013 (Successor) was $3,146. There was no amortization expense recorded in the Predecessor period in 2013.
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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Scheduled Principle Payments
The scheduled principle payments required under the terms of the Senior Facilities and the Notes as of September 30, 2014 were as follows:

Successor
September 30, 2014
Remainder of 2014	$1,720
2015	6,880
2016	6,880
2017	6,880
2018	6,880
2019 and beyond	1,453,525
1,482,765
Less: Current portion	6,880
$1,475,885

9.	Fair Value Measurements

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
As of December 31, 2013 (Successor), we held an investment in an equity security classified as available-for-sale that was adjusted to fair value on a recurring basis. The fair value of our available-for-sale investment was determined using quoted market prices from daily exchange traded markets and is classified within Level 1 of the valuation hierarchy. On April 23, 2014 (Successor), the available-for-sale investment was voluntarily delisted from a registered securities exchange with no longer publicly available quoted market prices. As a result, the Company accounts for this investment at cost. Investments held at cost are subject to a periodic impairment review whereby the Company records an impairment charge when the decline in fair value is determined to be other-than-temporary. As of September 30, 2014 (Successor), the investment’s cost was $7,721.
The following table summarizes assets measured at fair value on a recurring basis:

Level 1
December 31, 2013
Assets
Equity securities	$10,844
Total assets at fair value	$10,844

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

The Company’s business segments are consistent with how management views the markets served by the Company. The CODM reviews their separate financial information to assess performance and to allocate resources. We measure and evaluate our reportable segments based on segment Cash Revenues and Post-Plate Adjusted Cash EBITDA and believe they provide additional information to management and investors to measure our performance and evaluate our ability to service our indebtedness. We include the change in unearned revenue to GAAP revenue to arrive at Cash Revenues. We exclude from segment Post-Plate Adjusted Cash EBITDA: interest expense (income), net, income tax (benefit) provision, depreciation, amortization and prepublication amortization and certain transactions or adjustments that our CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Although we exclude these amounts from segment Post-Plate Adjusted Cash EBITDA, they are included in reported consolidated net income (loss) and are included in the reconciliation below.
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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

Cash Revenues:
MHGE Higher Education	$382,753	$371,325
MHGE Professional	30,593	33,611
MHGE International	114,317	119,104
Total Cash Revenues (1)	527,663	524,040
Change in unearned revenue	(65,535)	(59,840)
Total Consolidated Revenue	$462,128	$464,200
(1) The elimination of inter-segment revenues was not significant to the revenues of any one segment.

Segment Post-Plate Adjusted Cash EBITDA:
MHGE Higher Education	$222,341	$216,384
MHGE Professional	9,262	11,902
MHGE International	32,309	31,543
MHGE Other	1,894	7,529
Total Segment Post-Plate Adjusted Cash EBITDA	$265,806	$267,358

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor		Predecessor
	Nine Months Ended September 30, 2014	March 23, 2013	January 1, 2013
		to	to
		September 30, 2013	March 22, 2013
Cash Revenues:
MHGE Higher Education	$612,194	$486,174	$93,289
MHGE Professional	87,587	64,945	25,738
MHGE International	241,597	209,719	54,289
Total Cash Revenues (1)	941,378	760,838	173,316
Change in unearned revenue	(22,934)	(63,701)	12,926
Total Consolidated Revenue	$918,444	$697,137	$186,242
(1) The elimination of inter-segment revenues was not significant to the revenues of any one segment.

Segment Post-Plate Adjusted Cash EBITDA:
MHGE Higher Education	$218,892	$218,337	$(6,045)
MHGE Professional	22,298	19,094	2,932
MHGE International	28,557	37,141	(8,630)
MHGE Other	(319)	2,034	1,571
Total Segment Post-Plate Adjusted Cash EBITDA	$269,428	$276,606	$(10,172)

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Reconciliation of Segment Post-Plate Adjusted Cash EBITDA to the consolidated statements of operations is as follows:

	Successor
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

Total Segment Post-Plate Adjusted Cash EBITDA	$265,806	$267,358
Interest (expense) income, net	(35,466)	(42,748)
Benefit (provision) for taxes on income	(13,186)	(812)
Depreciation, amortization and plate investment amortization	(49,634)	(56,445)
Unearned revenue	(65,535)	(59,840)
Restructuring and cost savings implementation charges	(3,136)	(6,205)
Sponsor fees	(875)	(67)
Purchase accounting	—	(76,502)
Transaction costs	(162)	(3,448)
Acquisition costs	(205)	(2,767)
Other	(13,474)	(6,120)
Plate investment cash costs	13,060	15,643
Net (loss) income	97,193	28,047
Less: Net (income) loss attributable to noncontrolling interests	—	(1,544)
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$97,193	$26,503

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor		Predecessor
	Nine Months Ended September 30, 2014	March 23, 2013	January 1, 2013
		to	to
		September 30, 2013	March 22, 2013

Total Segment Post-Plate Adjusted Cash EBITDA	$269,428	$276,606	$(10,172)

Interest (expense) income, net	(115,612)	(91,414)	(481)
Benefit (provision) for taxes on income	5,753	52,965	1,213
Depreciation, amortization and plate investment amortization	(136,009)	(98,026)	(15,738)
Unearned revenue	(22,934)	(63,701)	12,926
Restructuring and cost savings implementation charges	(17,426)	(9,083)	(2,767)
Sponsor fees	(2,625)	(650)	—
Purchase accounting	2,600	(129,484)	—
Transaction costs	(3,583)	(23,519)	—
Acquisition costs	(2,855)	(2,767)	—
Other	(25,910)	(8,264)	(3,293)
Plate investment cash costs	35,335	27,496	14,128
Net (loss) income	(13,838)	(69,841)	(4,184)
Less: Net (income) loss attributable to noncontrolling interests	299	(1,381)	631
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(13,539)	$(71,222)	$(3,553)

The following is a schedule of revenue and long-lived assets by geographic region:

	Revenue (1)
	Successor				Predecessor
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	March 23, 2013 to September 30, 2013	January 1, 2013 to March 22, 2013
United States	$356,986	$351,714	$679,076	$491,809	$133,097
International	105,142	112,486	239,368	205,328	53,145
Total	$462,128	$464,200	$918,444	$697,137	$186,242

	Long-lived Assets (2)
	Successor
	As of September 30, 2014	As of December 31, 2013
United States	$174,021	$186,203
International	20,872	39,744
Total	$194,893	$225,947

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

(1)	Revenues are attributed to a geographic region based on the location of customer.

(2)	Reflects total assets less current assets, goodwill, intangible assets, investments, deferred financing costs and non-current deferred tax assets.

11.	Taxes on Income

For the three months ended September 30, 2014 (Successor) and September 30, 2013 (Successor), the effective tax rate was 11.9% and 2.8%, respectively. For the nine months ended September 30, 2014 (Successor), the periods March 23, 2013 to September 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), the effective tax rate was 29.4%, 43.1% and 22.5%, respectively. The difference between the rates was primarily due to jurisdictional mix of forecasted domestic loss driven by purchase accounting and foreign income, one-time transaction costs incurred in the U.S., and repatriation from foreign subsidiary.
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
As of September 30, 2014 (Successor) and December 31, 2013 (Successor), the total amount of federal, state and local, and foreign unrecognized tax benefits was $870 and $1,140, respectively, exclusive of interest and penalties. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. In addition to the unrecognized tax benefits, as of September 30, 2014 (Successor) and December 31, 2013 (Successor), we had $1,249 and $2,685, respectively, of accrued interest and penalties associated with uncertain tax positions.
Under the terms of the Founding Acquisition, MHC is contractually liable for unrecognized tax benefits incurred by the Company through March 22, 2013. An indemnification receivable from MHC of $1,982 and $3,688 has been recorded in non-current assets as of September 30, 2014 (Successor) and December 31, 2013 (Successor) for the unrecognized tax benefit, interest, and penalties related to controlled foreign corporations as taxpayers of record.

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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

13.	Stock-Based Compensation

In the quarter ended September 30, 2014, Georgia Holdings, Inc. issued 17,500 stock options to employees of the Company. The options terminate on the earliest of the tenth year from the date of the grant or other committee action, as defined in the plan documents. The options are valued at $50.83 each as the fair value of each option; stock options may not be granted at a price less than the fair market value of common stock on the grant date. We use a Black-Scholes closed form option pricing model to estimate the fair value of options granted.
The options vest over 5 years with 50% vesting on cumulative financial performance measures in the plan and the remaining 50% vesting evenly.
Stock-based compensation for the periods presented was as follows:

	Successor				Predecessor
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	March 23, 2013	January 1, 2013
				to	to
				September 30, 2013	March 22, 2013
Stock option expense	$1,024	$44	$3,428	$1,464	$74
Restricted stock and unit awards expense	591	589	1,736	822	3,220
Total stock-based compensation expense	$1,615	$633	$5,164	$2,286	$3,294

As of September 30, 2014, there was approximately $19,299 of total unrecognized compensation costs related to non-vested stock-based employee compensation arrangements granted under the Management Equity Plan. The Company expects to recognize those costs over a weighted average period of 4.1 years.
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
During the first quarter of 2013, prior to the Founding Acquisition, MHC continued to identify opportunities for cost savings through workforce reductions and other restructuring activities as part of MHC’s Growth and Value Plan. For the period January 1, 2013 to March 22, 2013 (Predecessor), we reduced the reserve by $4,871, primarily relating to cash payments for employee severance costs. As a result of the Founding Acquisition, the reserve remained with MHC.
During the fourth quarter of 2013, the Company initiated restructuring plans across several of its business units to review its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

The following table summarizes restructuring information by reporting segment:

	MHGE Higher Education	MHGE Professional	MHGE International	MHGE Other	Total
Balance at December 31, 2013	$4,179	$—	$3,169	$—	$7,348
Charges:
Employee severance and other personal benefits	5,247	1,529	4,024	—	10,800
Other associated costs	—	—	988	—	988
Payments:
Employee severance and other personal benefits	(5,186)	(295)	(3,190)	—	(8,671)
Other associated costs	—	—	(328)	—	(328)
Balance at September 30, 2014	$4,240	$1,234	$4,663	$—	$10,137

The Company expects to utilize the remaining reserves of $3,657 in 2014 and $6,480 in 2015.

15.	Guarantor Financial Information
On March 22, 2013, in connection with the Founding Acquisition, MHGE Holdings issued $800,000 aggregate principle amount of Notes as described in Note 2. The Notes and the Senior Facilities are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis subject to certain exceptions, by the Company and each of the Company’s direct and indirect wholly owned domestic subsidiaries (the “Guarantors”). Each of the Guarantors is 100 percent owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Notes and Senior Facilities (“Non-Guarantors”).
The following combined consolidated financial statements are presented for the information of the holders of the Notes and present the consolidated balance sheets as of September 30, 2014 (Successor) and December 31, 2013 (Successor), the consolidated statements of operations for the three months ended September 30, 2014 (Successor) and September 30, 2013 (Successor) and the combined consolidated statements of operations and condensed combined consolidated statements of cash flows for the nine months ended September 30, 2014 (Successor), the periods March 23, 2013 to September 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) of the Company. The combined consolidated financial statements present MHGE Intermediate, which is a Guarantor of the Notes, the Guarantor subsidiaries of MHGE Intermediate, the Non-Guarantor subsidiaries of MHGE Intermediate and the elimination entries necessary to combine and consolidate MHGE Intermediate with the Guarantor and Non-Guarantor subsidiaries.
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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor
	For The Three Months Ended September 30, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$353,288	$108,840	$—	$462,128
Cost of goods sold	—	82,510	44,109	—	126,619
Gross profit	—	270,778	64,731	—	335,509
Operating expenses
Operating & administration expenses	875	118,061	45,233	2,300	166,469
Depreciation	—	1,380	667	—	2,047
Amortization of intangibles	—	20,242	2,019	—	22,261
Transaction costs	162	—	—	—	162
Total operating expenses	1,037	139,683	47,919	2,300	190,939
Operating (loss) income	(1,037)	131,095	16,812	(2,300)	144,570
Interest expense (income), net	35,551	—	(85)	—	35,466
Equity in (income) loss of subsidiaries	(146,967)	—	—	146,967	—
Other (income)	—	(1,275)	—	—	(1,275)
Income (Loss) from operations before taxes on income	110,379	132,370	16,897	(149,267)	110,379
Income tax (benefit) provision	13,186	15,813	5,475	(21,288)	13,186
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$97,193	$116,557	$11,422	$(127,979)	$97,193
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$97,193	$116,557	$(158)	$(127,979)	$85,613

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor
	For The Three Months Ended September 30, 2013
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$349,689	$114,511	$—	$464,200
Cost of goods sold	—	143,577	63,894	—	207,471
Gross profit	—	206,112	50,617	—	256,729
Operating expenses
Operating & administration expenses	530	116,052	40,674	(1,742)	155,514
Depreciation	—	3,120	1,242	—	4,362
Amortization of intangibles	—	19,294	3,354	—	22,648
Transaction costs	3,008	—	440	—	3,448
Total operating expenses	3,538	138,466	45,710	(1,742)	185,972
Operating (loss) income	(3,538)	67,646	4,907	1,742	70,757
Interest expense (income), net	42,825	—	(77)	—	42,748
Equity in (income) loss of subsidiaries	(73,678)	—	—	73,678	—
Other (income)	—	(744)	(106)	—	(850)
Income (Loss) from operations before taxes on income	27,315	68,390	5,090	(71,936)	28,859
Income tax (benefit) provision	812	22,436	1,375	(23,811)	812
Net (loss) income	26,503	45,954	3,715	(48,125)	28,047
Less: Net (income) loss attributable to noncontrolling interests	—	—	(1,544)	—	(1,544)
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$26,503	$45,954	$2,171	$(48,125)	$26,503
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$26,503	$45,954	$2,633	$(48,125)	$26,965

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor
	For The Nine Months Ended September 30, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$680,746	$237,698	$—	$918,444
Cost of goods sold	—	153,892	97,731	—	251,623
Gross profit	—	526,854	139,967	—	666,821
Operating expenses
Operating & administration expenses	2,625	350,981	135,485	(685)	488,406
Depreciation	—	8,308	2,650	—	10,958
Amortization of intangibles	—	82,631	(3,624)	—	79,007
Transaction costs	3,583	—	—	—	3,583
Total operating expenses	6,208	441,920	134,511	(685)	581,954
Operating (loss) income	(6,208)	84,934	5,456	685	84,867
Interest expense (income), net	115,876	—	(264)	—	115,612
Equity in (income) loss of subsidiaries	(102,792)	—	—	102,792	—
Other (income)	—	(11,154)	—	—	(11,154)
Income (Loss) from operations before taxes on income	(19,292)	96,088	5,720	(102,107)	(19,591)
Income tax (benefit) provision	(5,753)	14,839	1,948	(16,787)	(5,753)
Net (loss) income	(13,539)	81,249	3,772	(85,320)	(13,838)
Less: Net (income) loss attributable to noncontrolling interests	—	—	299	—	299
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(13,539)	$81,249	$4,071	$(85,320)	$(13,539)
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(13,539)	$81,249	$1,765	$(85,320)	$(15,845)

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor
	For the Period from March 23, 2013 to September 30, 2013
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$494,939	$202,198	$—	$697,137
Cost of goods sold	—	227,998	115,684	—	343,682
Gross profit	—	266,941	86,514	—	353,455
Operating expenses
Operating & administration expenses	875	218,526	88,838	(1,344)	306,895
Depreciation	—	6,751	2,296	—	9,047
Amortization of intangibles	—	38,972	7,264	—	46,236
Transaction costs	22,432	—	1,087	—	23,519
Total operating expenses	23,307	264,249	99,485	(1,344)	385,697
Operating (loss) income	(23,307)	2,692	(12,971)	1,344	(32,242)
Interest expense (income), net	92,221	—	(807)	—	91,414
Equity in (income) loss of subsidiaries	8,659	—	—	(8,659)	—
Other (income)	—	(744)	(106)	—	(850)
(Loss) income from operations before taxes on income	(124,187)	3,436	(12,058)	10,003	(122,806)
Income tax (benefit) provision	(52,965)	1,365	(3,255)	1,890	(52,965)
Net (loss) income	(71,222)	2,071	(8,803)	8,113	(69,841)
Less: Net (income) loss attributable to noncontrolling interests	—	—	(1,381)	—	(1,381)
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(71,222)	$2,071	$(10,184)	$8,113	$(71,222)
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(71,222)	$2,071	$(15,251)	$8,113	$(76,289)

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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor
	September 30, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
ASSETS
Current assets:
Cash and equivalents	$—	$321,312	$55,512	$(229,790)	147,034
Accounts receivable	—	159,099	91,221	—	250,320
Related party receivable	—	253,857	—	(251,520)	2,337
Inventories, net	—	56,985	30,608	685	88,278
Deferred income taxes	—	29,523	6,008	—	35,531
Prepaid and other current assets	68,009	15,905	18,230	(67,134)	35,010
Total current assets	68,009	836,681	201,579	(547,759)	558,510
Prepublication costs, net	—	67,252	17,949	—	85,201
Property, plant and equipment, net	—	81,001	—	—	81,001
Goodwill	—	240,145	188,160	—	428,305
Other intangible assets, net	—	864,405	69,411	—	933,816
Investments	1,798,993	105	9,823	(1,798,993)	9,928
Deferred income taxes non-current	—	43,161	2,923	—	46,084
Other non-current assets	63,570	26,709	1,982	—	92,261
Total assets	$1,930,572	$2,159,459	$491,827	$(2,346,752)	$2,235,106
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$230,665	$111,525	$11,702	$(229,790)	$124,102
Accrued royalties	—	41,235	9,465	—	50,700
Accrued compensation and contributions to retirement plans	—	40,740	13,251	—	53,991
Unearned revenue	—	151,047	9,147	—	160,194
Current portion of long-term debt	6,880	—	—	—	6,880
Related party	—	—	252,061	(252,061)	—
Other current liabilities	51,118	92,115	29,926	(67,134)	106,025
Total current liabilities	288,663	436,662	325,552	(548,985)	501,892
Long-term debt	1,448,937	—	—	—	1,448,937
Deferred income taxes	—	—	18,984	—	18,984
Other non-current liabilities	—	26,223	3,788	—	30,011
Total liabilities	1,737,600	462,885	348,324	(548,985)	1,999,824
Commitments and contingencies
Equity
Member's equity	292,473	1,601,552	159,764	(1,706,491)	347,298
Accumulated deficit	(99,501)	95,022	(3,746)	(91,276)	(99,501)
Accumulated other comprehensive loss	—	—	(12,515)	—	(12,515)
Total equity	192,972	1,696,574	143,503	(1,797,767)	235,282
Total liabilities and equity	$1,930,572	$2,159,459	$491,827	$(2,346,752)	$2,235,106

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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor
	For the Nine Months Ended September 30, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Operating activities
Cash provided by operating activities	$40,160	$114,915	$41,303	$(113,766)	$82,612
Investing activities
Investment in prepublication costs	—	(28,794)	(6,541)	—	(35,335)
Capital expenditures	—	(4,963)	(1,952)	—	(6,915)
Deferred projects investments	—	(8,402)	—	—	(8,402)
Acquisitions and investments	—	—	(56,453)	—	(56,453)
Proceeds from sale of investment	—	54	3,250	—	3,304
Proceeds from dispositions	—	17	8,865	—	8,882
Cash used for investing activities	—	(42,088)	(52,831)	—	(94,919)
Financing activities
Payment of term loan	(40,160)	—	—	—	(40,160)
Payment of deferred purchase price	—	(53,500)	—	—	(53,500)
Dividends paid to noncontrolling interests	—	—	(169)	—	(169)
Cash provided by (used for) financing activities	(40,160)	(53,500)	(169)	—	(93,829)
Effect of exchange rate changes on cash	—	—	(220)	—	(220)
Net change in cash and cash equivalents	—	19,327	(11,917)	(113,766)	(106,356)
Cash and cash equivalents at the beginning of the period	—	301,985	67,429	(116,024)	253,390
Cash and cash equivalents, ending balance	$—	$321,312	$55,512	$(229,790)	$147,034

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Successor
	For the Period from March 23, 2013 to September 30, 2013
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Operating activities
Cash provided by operating activities	$(1,775,605)	$1,894,141	$123,181	$(27,959)	$213,758
Investing activities
Investment in prepublication costs	—	(21,700)	(5,796)	—	(27,496)
Capital expenditures	—	(5,216)	(288)	—	(5,504)
Deferred projects investments	—	(2,488)	—	—	(2,488)
Acquisitions and investments	—	(1,679,689)	(118,865)	—	(1,798,554)
Proceeds from dispositions	—	13	32	—	45
Cash used for investing activities	—	(1,709,080)	(124,917)	—	(1,833,997)
Financing activities
Borrowings on long-term debt	1,609,796	—	—	—	1,609,796
Payment of term loan	(4,050)	—	—	—	(4,050)
Payment of revolving facility	(35,000)	—	—	—	(35,000)
Equity contribution	950,000	—	—	—	950,000
Payment of acquisition costs on behalf of Parent	(28,672)	—	—	—	(28,672)
Distribution to Parent	(628,854)	—	—	—	(628,854)
Dividends paid to noncontrolling interests	—	—	(363)	—	(363)
Payment of deferred loan acquisition costs	(87,615)	3,240	—	—	(84,375)
Cash provided by (used for) financing activities	1,775,605	3,240	(363)	—	1,778,482
Effect of exchange rate changes on cash	—	—	2,820	—	2,820
Net change in cash and cash equivalents	—	188,301	721	(27,959)	161,063
Cash and cash equivalents at the beginning of the period	—	(31,684)	51,317	—	19,633
Cash and cash equivalents, ending balance	$—	$156,617	$52,038	$(27,959)	$180,696

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

In connection with the Founding Transactions, MHGE Holdings, our wholly owned subsidiary, entered into a management fee agreement with Apollo Management VII, L. P. (the “Advisor”), an affiliate of our Sponsor pursuant to which the Advisor will provide management consulting services to Parent and its direct and indirect divisions and subsidiaries, including the Company and MHGE Holdings. In exchange for these services, the Advisor will receive an aggregate annual management fee of $3,500 and reimbursement of out-of-pocket expenses incurred in connection with the provision of such services. For the three months ended September 30, 2014 and September 30, 2013, the Successor recorded an expense of $875 and $265 for management fee, respectively. For the nine months ended September 30, 2014 and the period March 23, 2013 to September 30, 2013, the Successor recorded an expense of $2,625 and $610 for management fees, respectively. In connection with the Founding Transactions, Apollo Global Securities, LLC, an affiliate of our Sponsor (the “Affiliate”), entered into a transaction fee agreement with Parent relating to the provision of certain structuring, financial, investment banking and other similar advisory services in connection with the Founding Transactions and future transactions. We paid the Affiliate a one-time transaction fee of $25,000 in exchange for services rendered in connection with the structuring of the Founding Transactions, arranging financing and performing other services with the Founding Transactions. Also, subject to the terms and conditions of the agreement, an additional transaction fee equal to 1% of the aggregate enterprise value will be payable to Affiliate for investment banking, financing and other financial advisory services related to any merger, acquisition, disposition, financing or any similar transaction in the future.

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

Other Transactions and Arrangements

On July 17, 2014 the Company’s parent company, MHGE Parent, LLC (“MHGE Parent” and, together with its subsidiaries, “McGraw-Hill Global Education”) and MHGE Parent Finance, Inc. (“MHGE Parent Finance” and, together with MHGE Parent, the “Issuers”), issued $400,000 aggregate principle amount of Senior PIK Toggle Notes due 2019 (the “Notes”) in a private placement. The notes were issued at a discount of 1%. The proceeds from this private offering were used to make a return of capital to the equity holders of MHGE Parent and pay certain related transaction costs and expenses.
The Notes bear interest at 8.5% for interest paid in cash and 9.25% for in-kind interest, “PIK”, by increasing the principle amount of the Notes by issuing new notes. Interest is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2015. The first semi-annual interest payment due must be paid in cash. The determination as to whether interest is paid in cash or PIK is determined based on restrictions in the Company’s borrowing agreements for payments to the Company’s parent. Interest paid in cash will be funded by the Company via a distribution to MHGE Parent. PIK may be paid either 0%, 50% or 100% of the amount of interest due, dependent on the amount of any restriction. The Notes are junior to the debt of all of the Company's subsidiaries, are not guaranteed by any of the parent company’s subsidiaries and are a contractual obligation of MHGE Parent.

Employee Loans
During the second quarter of 2013, the Company made unsecured loans to two employees in the amount of $175 for the employees to invest in the Company’s parent common stock. Interest is payable at the federal short-term rate under the Internal Revenue Code, and the loans and accrued interest are repayable in cash in full from any after tax long-term incentive award payments but in no case later than February 15, 2015. The loans can be prepaid at any time. As of September 30, 2014, the balance outstanding was $44 and is included in prepaid and other current assets.
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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

MHC Service Charges and Allocations & Transition Services
Historically, MHC has provided services to and funded certain expenses for Predecessor and its subsidiaries. These services and expenses include global technology operations and infrastructure, global real estate and occupancy, employee benefits and shared services such as tax, legal, treasury, and finance as well as an allocation of MHC’s corporate management costs. The expenses included in the consolidated financial statements were $693 and $3,724 for the third quarter ended September 30, 2014 (Successor) and September 30, 2013 (Successor), respectively. The expenses included in the combined consolidated financial statements were $2,675, $11,424 and $7,661 for the nine months ended September 30, 2014 (Successor), the periods March 23, 2013 to September 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), respectively. No further charges and allocations are being made, except for services provided under the Transition Services Agreement as described below, because MHGE had established its own management structure, benefit plans and other functions.
Effective January 1, 2013, in connection with the Transactions, MHGE Holdings, our wholly owned subsidiary, entered into transition services agreement with MHC, pursuant to which MHC provided MHGE Holdings and us with certain corporate services, including corporate accounting, treasury, global procurement and manufacturing, facilities, human resources and information technology during 2013. Limited technology agreements will end in 2014.
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
Quest Agreement

Leader’s Quest Ltd (“Quest”) is a UK-based non-profit enterprise at which Lindsay Levin is the founder and managing partner. Ms. Levin is the spouse of David Levin, who serves as our President and Chief Executive Officer. The Company had entered into an agreement with Quest pursuant to which Quest provided leadership workshops and other leadership training over the course of five and a half days in 2014 for twelve members of the Company’s executive leadership team. The Company paid Quest total fees of $133 in connection with the Quest agreement. As Quest is a non-profit enterprise, Ms. Levin does not stand to benefit financially from the transaction with the Company.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

19.	Supplemental Parent Company Equity Information

Parent Company equity is summarized as follows:

Successor (In thousands)	Total Parent Company Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	$199,778	$23,490	$223,268
Acquisition of Non-controlling interest	(4,815)	(22,635)	(27,450)
Comprehensive loss, net of tax	(15,845)	(686)	(16,531)
Contribution of shares from Georgia Holdings for acquisition and consideration	42,500	—	42,500
Georgia Holdings shares reserved for acquisition earn out	8,500	—	8,500
Stock-based compensation	5,164	—	5,164
Dividends paid to non-controlling interests	—	(169)	(169)
Balance at September 30, 2014	$235,282	$—	$235,282

Successor (In thousands)	Total Parent Company Equity	Noncontrolling Interest	Total Equity
Balance at March 23, 2013	$—	$—	$—
Non-controlling interest acquired in the Acquisition	—	22,225	22,225
Comprehensive loss, net of tax	(96,171)	1,791	(94,380)
Distribution to Parent	(628,854)	—	(628,854)
Payment of acquisition costs on behalf of MHE Acquistion, LLC	(28,672)	—	(28,672)
Equity contribution	950,000	—	950,000
Dividend on restricted stock units	(1,411)	—	(1,411)
Stock-based compensation	4,886	—	4,886
Dividends paid to non-controlling interests	—	(526)	(526)
Balance at December 31, 2013	$199,778	$23,490	$223,268

Predecessor (In thousands)	Total Parent Company Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	$649,845	$24,735	$674,580
Non-controlling interest acquired in the Acquisition	(14,672)	(10,374)	(25,046)
Comprehensive loss, net of tax	(4,850)	(631)	(5,481)
Net decrease in Parent company investment	(56,418)	—	(56,418)
Stock-based compensation	3,294	—	3,294
Dividends paid to non-controlling interests	—	(1,814)	(1,814)
Balance at March 22, 2013	$577,199	$11,916	$589,115

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

Our industry has been experiencing a shift from print to digital products. We generally recognize revenues from digital publications on a deferred basis, and we expect that our results in 2014 and beyond may be adversely impacted if sales from print products decline at a rate faster than the increase we expect from digital publications, but over the longer term we expect to realize significant benefits from this transition.

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

Overall Operating Results
The following table sets forth certain historical consolidated financial information for the three and nine months ended September 30, 2014 (Successor) and three months ended September 30, 2013 (Successor). For comparison purposes, we have presented the results of operations for the nine months ended September 30, 2013 on a combined basis, consisting of the historical results of the Predecessor for the period from January 1, 2013 to March 22, 2013, and for the historical results of operations of the Successor for the period from March 23, 2013 to September 30, 2013. We believe that this presentation, although not in conformity with U.S. GAAP, is beneficial to the reader by providing an easier-to-read discussion of the results of operations and provide the reader with information from which to analyze our financial results that is consistent with the manner that management reviews and analyzes results of operations. The following table and discussion should be read in conjunction with the information contained in our historical combined consolidated financial statements and the notes thereto included elsewhere in this prospectus. However, our historical results of operations set forth below and elsewhere in this prospectus may not necessarily reflect what would have occurred if we had been a separate, stand-alone entity during the periods presented or what will occur in the future.

Three months ended September 30, 2014 (Successor) compared to the three months ended September 30, 2013 (Successor) and the nine months ended September 30, 2014 (Successor) compared to the Periods Ended January 1, 2013 to March 22, 2013 (Predecessor) and March 23, 2013 to September 30, 2013 (Successor).

	Successor
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	$ Increase (Decrease)
Revenue	$462,128	$464,200	$(2,072)
Cost of goods sold	126,619	207,471	(80,852)
Gross profit	335,509	256,729	78,780
Operating expenses
Operating & administration expenses	166,469	155,514	10,955
Depreciation	2,047	4,362	(2,315)
Amortization of intangibles	22,261	22,648	(387)
Transaction related expenses	162	3,448	(3,286)
Total operating expenses	190,939	185,972	4,967
Operating (loss) income	144,570	70,757	73,813
Interest expense (income), net	35,466	42,748	(7,282)
Other (income) expense	(1,275)	(850)	425
(Loss) income from operations before taxes on income	110,379	28,859	81,520
Income tax (benefit) provision	13,186	812	12,374
Net (loss) income	97,193	28,047	69,146
Less: net (income) loss attributable to noncontrolling interests	—	(1,544)	1,544
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$97,193	$26,503	$70,690

	Successor		Predecessor
	Nine Months Ended	March 23, 2013	January 1, 2013
		through	through
	September 30, 2014	September 30, 2013	March 22, 2013
Revenue	$918,444	$697,137	$186,242
Cost of goods sold	251,623	343,682	56,249
Gross profit	666,821	353,455	129,993
Operating expenses
Operating & administration expenses	488,406	306,895	129,336
Depreciation	10,958	9,047	3,874
Amortization of intangibles	79,007	46,236	1,699
Transaction related expenses	3,583	23,519	—
Total operating expenses	581,954	385,697	134,909
Operating (loss) income	84,867	(32,242)	(4,916)
Interest expense (income), net	115,612	91,414	481
Other (income) expense	(11,154)	(850)	—
(Loss) income from operations before taxes on income	(19,591)	(122,806)	(5,397)
Income tax (benefit) provision	(5,753)	(52,965)	(1,213)
Net (loss) income	(13,838)	(69,841)	(4,184)
Less: net (income) loss attributable to noncontrolling interests	299	(1,381)	631
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(13,539)	$(71,222)	$(3,553)

Revenue
Revenue for the three months ended September 30, 2014 (Successor) decreased $2,072, or 0.4%, compared with the same period in 2013. The decrease from 2013 to 2014 was primarily due to a decrease in International revenue, partially offset by an increase in Higher Education revenue in addition to purchase accounting adjustments that decreased reported revenues by $120 in the three months ended 2014 compared to $4,018 in the same prior period in 2013.
Revenue for the nine months ended September 30, 2014 (Successor), periods from March 23, 2013 to September 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $918,444, $697,137 and $186,242, respectively. The increase in 2014 was primarily due to an increase in Higher Education revenue in addition to purchase accounting adjustments that increased reported revenues by $1,487 in the nine months ended September 30, 2014 compared to decreased reported revenues by $25,488 in the 2013 Successor period, partially offset by decreases in Professional and International revenue.
MHGE Higher Education
Higher Education revenue for the three months ended September 30, 2014 increased $5,798 to $322,159 from $316,361 for the same prior period in 2013. Increases in Higher Education revenue were primarily due to growth in both digital of $9,091 and custom print sales of $9,033 as well as the impact of purchase accounting adjustments of $2,933, partially offset by decreases in traditional print sales of $15,255. For the three months ended September 30, 2014, within our digital adaptive learning products, new student activations for McGraw-Hill Connect and active users of LearnSmart increased 4.8% and 44.1%, respectively, which reflects increased demand for both product lines.
Higher Education revenue for the nine months ended September 30, 2014 (Successor), the periods from March 23, 2013 to September 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $594,978, $430,705 and $107,717, respectively. Increases in Higher Education revenue were primarily due to growth in both digital of $37,532 and custom print sales of $4,516 as well as the impact of purchase accounting adjustments of

$27,622, partially offset by decreases in traditional print sales of $13,726. In addition, within our digital adaptive learning products, new student activations for McGraw-Hill Connect and active users of LearnSmart increased 13.6% and 40.3%, respectively, for the nine months ended September 30, 2014 reflects increased demand for both product lines. In August 2013 the Company acquired all of the outstanding shares of ALEKS Corporation, a developer of adaptive learning technology for the higher education and K-12 education markets.
MHGE Professional

Professional revenue for the three months ended September 30, 2014 increased $408 to $31,830 from $31,422 for the same prior period in 2013. The increase was primarily due to growth in digital sales of $927 and the impact of purchase accounting adjustments of $733, partially offset by lower traditional print sales of $1,253.
Professional revenue for the nine months ended September 30, 2014 (Successor), the periods from March 23, 2013 to September 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $84,982, $62,400 and $23,139, respectively. The decrease was primarily due to lower traditional print sales of $2,875 as well as the impact of purchase accounting adjustments of $960, partially offset by growth in digital sales of $3,211 .
 MHGE International
International revenue for the three months ended September 30, 2014 decreased $5,671 to $108,840 from $114,511 for the same prior period in 2013. The decrease was primarily due to declines in sales in Canada, Europe and Latin America driven by market challenges. Traditional print sales decreased $9,312 which was partially offset by growth in digital sales of $3,304 as well as the impact of purchase accounting adjustments of $231. Foreign exchange rates had a favorable impact on revenue of $271 and an unfavorable impact on revenue of $2,010 for the three months ended September 30, 2014 and September 30, 2013, respectively. This impact refers to constant currency comparisons estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year.
International revenue for the nine months ended September 30, 2014 (Successor), the periods from March 23, 2013 to September 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $237,702, $201,928 and $53,009, respectively. The decrease was primarily due to declines in sales in Asia, Canada, Europe and Latin America and a decision to cease trading with one customer in Asia. Traditional print sales decreased $26,778 partially offset by growth in digital sales of $7,993 as well as the impact of purchase accounting adjustments of $312. Foreign exchange rates had an unfavorable impact on revenue of $3,202, $1,629 and $113 for the nine months ended September 30, 2014 (Successor), the periods from March 23, 2013 to September 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor). This impact refers to constant currency comparisons estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year.
Other
Other revenue for the three months ended September 30, 2014 (Successor) and September 30, 2013 (Successor) were adjustments to decrease revenue of $701 and $1,906, respectively. Other revenue for the nine months ended September 30, 2014 (Successor), periods from March 23, 2013 to September 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were $782, $2,104 and an adjustment to decrease revenue of $1,829, respectively.
Cost of Goods Sold
Cost of goods sold for the three months ended September 30, 2014 (Successor) decreased $80,852 to $126,619 from $207,471 for the same prior period in 2013. This decrease was primarily due to the purchase accounting step-up to fair market value of inventory of $76,502 for the three months ended in 2013. As a percentage of revenue, cost of goods sold for the three months ended September 30, 2014 (Successor) and September 30, 2013 (Successor) were 27% and 45%, respectively. Manufacturing costs as a percentage of revenue for the three months ended September 30, 2014 (Successor) and September 30, 2013 (Successor) were 13% and 21%, while royalty expenses as a percentage of revenue for the three months ended September 30, 2014 (Successor) and September 30, 2013

(Successor) were 12% and 20%, respectively. The variance in the percentage for cost of goods sold is impacted by purchase accounting and the reduction in the royalty percentage reflects the acquisitions of ALEKS and Area 9.
Cost of goods sold for the nine months ended September 30, 2014 (Successor), the periods from March 23, 2013 to September 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $251,623, $343,682 and $56,249, respectively. This decrease was primarily due to the purchase accounting step-up to fair market value of inventory of $129,484 for the Successor period from March 23, 2013 to September 30, 2013. As a percentage of revenue, cost of goods sold for the nine months ended September 30, 2014 (Successor), the periods from March 23, 2013 to September 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were 27%, 49% and 30%, respectively. Manufacturing costs as a percentage of revenue for the the nine months ended September 30, 2014 (Successor), the periods from March 23, 2013 to September 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were 13%, 24% and 13%, respectively, while royalty expenses as a percentage of revenue for the the nine months ended September 30, 2014 (Successor), the periods from March 23, 2013 to September 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were 13%, 22% and 13%, respectively. The variance in the percentage for cost of goods sold is impacted by purchase accounting and the reduction in the royalty percentage reflects the acquisitions of ALEKS and Area 9.
Operating & Administration Expenses
Operating & administration expenses for the three months ended September 30, 2014 (Successor) and September 30, 2013 (Successor) were $166,469 and $155,514, respectively. The increase was primarily as a result of separation costs and costs to action cost savings initiatives. As a percentage of revenue, operating & administration expenses for the three months ended September 30, 2014 (Successor) and September 30, 2013 (Successor) were 36% and 34%, respectively.
Operating & administration expenses for the nine months ended September 30, 2014 (Successor), periods from March 23, 2013 to September 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were $488,406, $306,895 and $129,336, respectively. The increase was primarily as a result of separation costs and costs to action cost savings initiatives taken during the nine months ended September 30, 2014 partially offset by a more favorable cost structure as a stand-alone company. As a percentage of revenue, operating & administration expenses for the nine months ended September 30, 2014, the periods from March 23, 2013 to September 30, 2013 and January 1, 2013 to March 22, 2013 were 53%, 44% and 69%, respectively.
Depreciation & Amortization of Intangibles
Total depreciation and amortization expenses for the three months ended September 30, 2014 (Successor) and September 30, 2013 (Successor) were $24,308 and $27,010, respectively. Total depreciation and amortization expenses for the nine months ended September 30, 2014 (Successor), periods from March 23, 2013 to September 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were $89,965, $55,283 and $5,573, respectively. This increase was primarily due to increases in the fair value of definite-lived intangible assets of $998,007, $40,700 and $46,200 related to the Founding Acquisition, ALEKS and Area 9 acquisitions respectively.
Transaction related expenses
Transaction related expenses for the three months ended September 30, 2014 (Successor) and September 30, 2013 (Successor) were $162 and $3,448, respectively. Transaction related expenses for the nine months ended September 30, 2014 (Successor), periods from March 23, 2013 to September 30, 2013 (Successor) were $3,583 and $23,519, respectively. There was no transaction related expense recorded in the Predecessor period in 2013. This was solely a result of effecting the Founding Transactions and debt refinancing activities. The transaction related expenses include outside legal and consulting expenses.
Interest expense, net
Interest expenses, net, for the three months ended September 30, 2014 (Successor) and September 30, 2013 (Successor) were $35,466 and $42,748, respectively. The reduction is the result of a decrease in the interest rate on the term loan facility as well as the voluntary principle payments of $81,000 in December 2013 and $35,000 in March 2014. Interest expenses, net, for the nine months ended September 30, 2014 (Successor), periods from March 23, 2013 to September 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were $115,612, $91,414 and $481, respectively. This was principally a result of debt incurred effecting the Founding Transactions. As discussed in Note 2 - The Founding Transactions - to the combined consolidated financial statements, our Founding Acquisition was financed by borrowings consisting of an initial $810,000 6-year senior secured term loan credit facility, all of which was drawn at closing, $240,000 5-year senior secured revolving credit facility, of which $35,000 was drawn at closing, and an issuance of $800,000, 9.75% first-priority senior secured notes.
Provision for Taxes on Income
Taxes on income for the three months ended September 30, 2014 (Successor) were a provision of $13,186 and $812 for the three months ended September 30, 2013 (Successor). For the three months ended September 30, 2014 (Successor) and September 30, 2013 (Successor), the effective tax rate was 11.9% and 2.8%, respectively.
Taxes on income for the nine months ended September 30, 2014 (Successor), periods from March 23, 2013 to September 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were benefits of $5,753, $52,965 and $1,213, respectively. The Predecessor tax provisions and related deferred tax assets and liabilities were determined as if the Company was a separate taxpayer. For the nine months ended September 30, 2014 (Successor), the periods March 23, 2013 to September 30, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), the effective tax rate was 29.4%, 43.1% and 22.5%, respectively.
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
EBITDA, Adjusted EBITDA and Post-Plate Adjusted Cash EBITDA are calculated as follows:

	Nine Months Ended		Year Ended	LTM
	September 30, 2013	September 30, 2014	December 31, 2013	September 30, 2014
Net income (loss)	$(74,025)	$(13,838)	(87,895)	(27,708)
Interest (income) expense, net	91,895	115,612	135,503	159,220
Provision for (benefit from) taxes on income	(54,178)	(5,753)	(63,044)	(14,619)
Depreciation, amortization and plate investment amortization	113,764	136,009	167,019	189,264
EBITDA	77,456	232,030	151,583	306,157
Unearned revenue (a)	50,775	22,934	49,259	21,418
Restructuring and cost savings implementation charges (b)	11,850	17,426	24,700	30,276
Sponsor fees (c)	650	2,625	875	2,850
Purchase accounting (d)	129,484	(2,600)	141,100	9,016
Transaction costs (e)	23,519	3,583	27,612	7,676
Acquisition costs (f)	2,767	2,855	4,296	4,384
Other (g)	11,557	25,910	20,703	35,056
Adjusted EBITDA	308,058	304,763	420,128	416,833
Plate investment cash costs (h)	(41,624)	(35,335)	(66,583)	(60,294)
Post-Plate Adjusted Cash EBITDA	$266,434	$269,428	353,545	356,539
Annualized cost savings for initiatives implemented or that will be implemented (i)	—	—	42,000	32,433
Pre-acquisition ALEKS Post-Plate Adjusted EBITDA (j)	—	—	5,000	—
Post-Plate Adjusted Cash EBITDA after annualized cost savings and pre-acquisition ALEKS	$266,434	$269,428	$400,545	$388,972

Notes:

(a)
We receive cash for certain digital products up front but recognize revenue over time. We record a liability for unearned revenue when we receive the cash. This adjustment represents the net effect of converting unearned revenues on digital sales to a cash basis assuming the collection of all receivable balances. For the nine months ended September 30, 2014, this adjustment was $24,421, and there was also purchase accounting adjustments that increased reported revenues by $1,487.

(b)
Represents run-rate cost savings, non-recurring severance and other expenses associated with headcount reductions and other cost savings initiated in 2013 and 2014 as part of our formal restructuring initiatives to create a flatter and more agile organization.

(c)
Beginning in 2014, approximately $3,500 of annual management fees will be payable to the Sponsor. The amount recorded in the Successor period from March 23, 2013 to September 30, 2013 was $650. The expense incurred during the nine months ended September 30, 2014 was $2,625.

(d)
Represents the effects of the application of purchase accounting associated with the acquisition of MHC's educational materials and learning solutions business on March 22, 2013, driven by the step-up of acquired inventory. The unearned revenue adjustment recorded as a result of purchase accounting has been considered in the unearned revenue adjustment.

(e)	The amount represents the transaction costs associated with the acquisition of MHC's educational materials and learning solutions business on March 22, 2013.

(f)	The amount represents costs incurred for acquisitions subsequent to the Founding Acquisition.

(g)
For the nine months ended September 30, 2014, amount represents (i) cash distributions to noncontrolling interest holders of $169; (ii) non-cash incentive compensation expense; (iii) elimination of non-cash gain of $7,329 in Area 9; and (iv) physical separation costs from former parent of $18,773; (v) other adjustments permitted and/or required under the indentures governing MHGE's notes and the credit agreement governing MHGE's senior credit facilities.

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

Senior Facilities
In connection with the Founding Transactions, on March 22, 2013, MHGE Holdings, our wholly owned subsidiary, together with the Company, entered into the Senior Facilities, which is governed by a first lien credit agreement as amended and restated, with Credit Suisse AG, as administrative agent and the other agents and lenders party thereto, that provided senior secured financing of up to $1,050,000, consisting of:

•	term loan facility in an aggregate principle amount of $810,000 with a maturity of six years; and

•	revolving credit facility in an aggregate principle amount of up to $240,000 with a maturity of five years, including both a letter of credit sub-facility and a swingline loan sub-facility.
On December 31, 2013 the Company made a voluntary principle payment of 10% of the $810,000 term loan facility outstanding under its First Lien Credit Agreement against remaining installments thereunder in reverse order of maturity. This $81,000 voluntary principle payment is in addition to the Company’s scheduled quarterly repayment of $2,025 that was paid on the same date.

On March 24, 2014, the Company made a voluntary principle payment of $35,000 and refinanced the Term Loan facility in the aggregate principle of $687,925. The revised terms reduce the LIBOR floor from 1.25% to 1.0% and the applicable LIBOR margin from 7.75% to 4.75%. The maturity date did not change but quarterly principle payments were reduced from $2,025 to $1,720, maintaining the amortization rate at ¼ of 1% of the refinanced principle amount. The reduction in the rate and the $35,000 principle payment will result in annual cash interest savings of $25,734.

The interest rate on the borrowings under the Senior Facilities is based on LIBOR or Prime, plus an applicable margin. The interest rate at September 30, 2014 was 5.75% for the term loan facility and there were no borrowings outstanding under the revolving credit facility. The term loan facility and the revolving credit facility were issued at a discount of 3% and 2%, respectively. Debt issuance costs and the discount are amortized to interest expense over the term of the respective facility. The amount of amortization included in interest expense for the three and nine months ended September 30, 2014 (Successor) were $3,371 and $9,239, respectively. The amount of amortization included in interest expense for the three months ended September 30, 2013 (Successor) was $3,484 and for the period from March 23, 2013 to September 30, 2013 was $7,316. There was no amortization expense recorded in the Predecessor period in 2013.

The term loan facility requires quarterly amortization payments totaling 1% per annum of the original principle amount of the facility, with the balance payable on the final maturity date. The term loan facility also includes custom mandatory prepayments requirements based on certain events such as asset sales, debt issuances and defined levels of free cash flows.
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
The revolving credit facility includes a springing financial maintenance covenant that requires MHGE Holdings net first lien leverage ratio not to exceed 7.00 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to EBITDA, as defined in the First Lien Credit Agreement). The covenant will be tested quarterly when the revolving credit facility is more than 20% drawn (including outstanding letters of credit), beginning with the fiscal quarter ended June 30, 2013, and will be a condition to drawings under the revolving credit facility (including for new letters of credit) that would result in more than 20% drawn thereunder. As of September 30, 2014 the borrowings under the revolving credit facility were less than 20%, and so the covenant was not in effect.

Post-Plate Adjusted Cash EBITDA as presented earlier reflects EBITDA as defined in the First Lien Credit Agreement. Solely for the purpose of calculating the springing financial covenant, plate investments should be excluded from the calculation of EBITDA.
9.75% First-Priority Senior Secured Notes due 2021
In connection with the Founding Acquisition, on March 22, 2013, the Issuers issued $800,000 in principle amount of the Notes in a private placement. The Notes bear interest at a rate of 9.75% per annum, payable semi‑annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. The Notes were issued at a discount of 1.363%. Debt issuance costs and the discount are amortized to interest expense over the term of the Notes using the effective interest method. The amount of amortization included in interest expense for the three and nine months ended September 30, 2014 (Successor) were $1,498 and $4,494, respectively. The amount of amortization included in interest expense for the three months ended September 30, 2013 was $1,498 and for the period from March 23, 2013 to September 30, 2013 (Successor) was $3,146. There was no amortization expense recorded in the Predecessor period in 2013.
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
Scheduled Principle Payments
The scheduled principle payments required under the terms of the Senior Facilities and the Notes as of September 30, 2014 were as follows:

Successor
September 30, 2014
Remainder of 2014	1,720
2015	6,880
2016	6,880
2017	6,880
2018	6,880
2019 and beyond	1,453,525
1,482,765
Less: Current portion	6,880
$1,475,885

Other Transactions and Arrangements

On July 17, 2014 the Company’s parent company, MHGE Parent, LLC (“MHGE Parent” and, together with its subsidiaries, “McGraw-Hill Global Education”) and MHGE Parent Finance, Inc. (“MHGE Parent Finance” and, together with MHGE Parent, the “Issuers”), issued $400,000 aggregate principle amount of Senior PIK Toggle Notes due 2019 (the “Notes”) in a private placement. The notes were issued at a discount of 1%. The proceeds from this private offering were used to make a return of capital to the equity holders of MHGE Parent and pay certain related transaction costs and expenses.
The Notes bear interest at 8.5% for interest paid in cash and 9.25% for in-kind interest, “PIK”, by increasing the principle amount of the Notes by issuing new notes. Interest is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2015. The first semi-annual interest payment due must be paid in cash. The determination as to whether interest is paid in cash or PIK is determined based on restrictions in the Company’s borrowing agreements for payments to the Company’s parent. Interest paid in cash will be funded by the Company via a distribution to MHGE Parent. PIK may be paid either 0%, 50% or 100% of the amount of interest due, dependent on the amount of any restriction. The Notes are junior to the debt of all of the Company's subsidiaries, are not guaranteed by any of the parent company’s subsidiaries and are a contractual obligation of MHGE Parent.

Cash Flows
Cash and cash equivalents decreased from $253,390 at December 31, 2013 (Successor) to $147,034 at September 30, 2014 (Successor). This decrease was primarily attributable to the cash used in investing and financing activities.
Cash flows from operating, investing and financing activities are presented in the following table:

		Successor	Predecessor	(Combined)
	Nine months ended September 30, 2014	March 23, 2013	January 1, 2013	Nine months ended September 30, 2013
		through	through
		September 30, 2013	March 22, 2013
Cash flows from operating activities	$82,612	$213,758	$29,747	$243,505
Cash flows from investing activities	(94,919)	(1,833,997)	(49,128)	(1,883,125)
Cash flows from financing activities	(93,829)	1,778,482	(57,724)	1,720,758

Net cash flows from operating activities consist of profit after tax adjusted for changes in net working capital and non-cash items such as depreciation, amortization and write-offs, and movements in provisions and pensions. For the nine months ended September 30, 2014:

•
Cash flows provided by operating activities during the nine months ended September 30, 2014, were $82,612 compared to $243,505 cash provided in the corresponding period of 2013. The cash provided by operating activities reflected lower contributions from working capital.

•
Cash flows used in investing activities during the nine months ended September 30, 2014, were $94,919 compared to $1,883,125 in the corresponding period of 2013, 2014 activity primarily reflected payments of $56,453 for Area 9 and Ryerson acquisitions as well as prepublication investment of $35,335. The amounts in the 2013 Predecessor period were the acquisition of the non-controlling interest in the joint venture in India and the 20% investment in Area 9. Cash used in 2013 Successor period primarily reflected the Founding Transaction and ALEKS acquisition.

•
Cash flows used in financing activities during the nine months ended September 30, 2014, were $93,829 compared to $1,720,758 cash provided in the corresponding period of 2013, primarily as a result of payment of term loan $40,160 and contingent consideration payment of $53,500. Cash provided in 2013 Successor period reflected the Founding Transaction, primarily as a result of the borrowings and equity contribution partially offset by the funds allocated to MHSE Holdings and payment of transaction costs.

Capital Expenditure and Plate Investment
Part of our plan for growth and stability includes disciplined capital expenditures and plate investment.
An important component of our cash flow generation is our prepublication efficiency. We have been focused on optimizing our plate investment to generate content that can be leveraged across our full range of products, maximizing long-term return on investment. Plate investments, principally external preparation costs, are amortized from the year of publication over their estimated useful lives, one to six years, using either an accelerated or straight-line method. The majority of the programs are amortized using an accelerated methodology. We periodically evaluate the amortization methods, rates, remaining lives and recoverability of such costs. In evaluating recoverability, we consider our current assessment of the market place, industry trends, and the projected success of programs. Our plate investment for the nine months ended September 30, 2014 (Successor) and for the combined Successor and Predecessor nine months ended September 30, 2013 were $35,335 and $41,624, respectively. The decline is due to improved management of prepublication investment and favorable timing.
Capital expenditures include purchases of property and equipment and additions to technology projects. Capital expenditures for the nine months ended September 30, 2014 and for the combined Successor and Predecessor nine months ended September 30, 2013 were $15,317 and $9,903, respectively.
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
Off-Balance Sheet Arrangements
As September 30, 2014 we did not have any relationships with uncombined entities, such as entities often referred to as specific purpose or variable interest entities where we are the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not exposed to any financial liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations
The following table summarizes our significant contractual obligations and commercial commitments as of September 30, 2014, over the next several years that relate to our continuing operations:

	Payments due by Period
Contractual Cash Obligations[1]	Total	2014 Q4	2015-2016	2017-2018	2019 and beyond
Long-term debt, including current portion	$1,482,765	$1,720	$13,760	$13,760	$1,453,525
Interest on long-term debt	685,817	49,777	236,114	234,532	165,394
1 Contractual cash obligations include principle and interest on Senior Facilities and the Notes.

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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Our exposure to market risk includes changes in foreign exchange rates. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the United States dollar is the functional currency. Our principle currency exposures relate to the euro, British Pound, Australian Dollar, Canadian Dollar, Singapore Dollar and Mexican Peso. From time to time, we may enter into hedging arrangements with respect to foreign currency exposures.
We have issued fixed and floating-rate debt and will be subject to variations in interest rates in respect of our floating-rate debt. Borrowings under our Senior Facilities will accrue interest at variable rates, and a 100 basis point increase in the LIBOR on our debt balances outstanding as of September 30, 2014 would increase our annual interest expense by $1,484. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.
In the future we may use interest rate hedges to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.
From time to time we may enter into hedging arrangements with respect to LIBOR borrowings under our Senior Facilities.
Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of September 30, 2014. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal second quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

McGraw-Hill Global Education Intermediate Holdings, LLC (Registrant)
Date: November 13, 2014	/s/ PATRICK MILANO Patrick Milano Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document