Form 10-K
period 2014-12-31
McGraw-Hill Global Education Intermediate Holdings, LLC
filed 2015-03-30
CIK 1585002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(646) 766-2000
Registrant's telephone number, including area code

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐     No ☒

Indicate by check mark if the registrant is not required to file reports persuant to Section 13 or 15(d) of the Act. Yes  ☐     No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No ☒

Special Note Regarding Forward-Looking Statements
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

PART I

Item 1. BUSINESS

Unless otherwise indicated or the context otherwise requires, references in the statements to the “Company”, “we,” “our,” “us,” or "MHGE," refer to McGraw-Hill Global Education Intermediate Holdings, LLC, a Delaware limited liability company and each of its consolidated subsidiaries.

Our Company

We are a learning science company and leading global provider of world-class educational materials and learning solutions that drive outcomes through adaptive technology targeted to the higher education (two- and four-year college and university) and professional markets. We believe that harnessing technology will enhance learning, both inside and outside of the classroom, and will deepen the connections between students and educators to empower greater success. Our understanding of learning is what enables us to build technology based resources that know how individuals learn and also adapt to their own needs and learning styles. We deliver what students and educators want: an experience that combines content and technology from multiple providers in a way that is seamless, elegant and tailored to personal needs. We believe we have industry-leading content curation capabilities, proven digital platforms, brand recognition and global scale to be well positioned in the ongoing industry transformation from print products to digital based learning solutions. We currently distribute our educational materials and learning solutions in nearly 60 languages globally.

We are at the forefront of developing and enabling a new model of personalized and dynamic digital instruction delivered in a highly interactive and adaptive environment. Our digital revenue has increased from $150 million in 2010 to $401 million in 2014, a reflection of the growing awareness of the value proposition offered by our digital platforms, including McGraw-Hill Connect, LearnSmart, ALEKS, Tegrity and McGraw-Hill Create. During 2014, our McGraw-Hill Connect product, a digital learning platform for students and instructors in Higher Education, increased unique users by 17% to 3 million while deepening engagement levels with 78 million student assignments submitted (an increase of 32%) and 7 million instructor assignments created (an increase of 52%). In addition, LearnSmart, the adaptive platform and suite of products shown to improve course grades by a full letter, served 2 million unique users during 2014, an increase of 33%. This growth was driven by increased familiarity with LearnSmart as well as enhanced functionality and improved user experiences for both faculty and students.

Our digital platforms provide an important extension to our traditional print portfolio, as we believe the digital platforms and underlying technology improve learning outcomes by reinforcing concepts taught in traditional classroom settings via print or eBooks. We cannot guarantee that we will be able to maintain or increase our market share in the future; however, we have an experienced sales force, digital platforms that are proven to increase learning efficacy and rich content developed over a century which we believe will position us to increase market share over time.

In addition to these organic revenue growth opportunities afforded us as a result of the continuing shift to digital solutions, we have also identified, implemented and realized significant cost savings through various initiatives including headcount reductions, facilities rationalization, and supply chain organization. We continue to identify opportunities for cost savings and process improvement within our organization via a dedicated team of individuals focused on operational excellence.

Our three businesses are:

•
MHGE Higher Education: (65% of total revenue for the year ended December 31, 2014) Provides post-secondary students and professors with high-quality adaptive digital learning solutions, eBooks, custom publishing solutions, and traditional printed textbook products. For the year ended December 31, 2014, 38% of MHGE Higher Education total revenue was derived from digital solutions, including homework management and adaptive digital learning products that personalize the learning experience in real time, based on individual learning patterns. MHGE Higher Education digital revenue increased from $114 million in 2010 to $320 million in 2014.

•
MHGE Professional: (9% of total revenue for the year ended December 31, 2014) Provides subscription-based information and instructional content services for professionals and the education/test prep communities when, where and through whichever medium they prefer. For the year ended December 31, 2014, 43% of MHGE Professional total revenue was derived from digital solutions, including digital subscription sales which increased from $14 million in 2010 to $34 million in 2014.

•
MHGE International: (26% of total revenue for the year ended December 31, 2014) Leverages our global scale, brand recognition and extensive product portfolio to serve educational and professional markets around the world. For the year ended December 31, 2014, 9% of MHGE International's total revenue was derived from digital solutions. MHGE International digital revenue increased from $5 million in 2010 to $30 million in 2014.

Our Industry

Higher Education

Across the globe, education is a strong and growing market, with enrollment fueled by a growing middle-class population in developing regions and a shift toward knowledge-based economies that generally demand higher levels of education. Per the U.S. Department of Education’s National Center for Education Statistics (“NCES”), in the United States, 20.6 million students enrolled in degree-granting postsecondary institutions during the 2012-2013 school year. The Bank of Montreal ("BMO") Capital Markets' Education and Training Report forecasts postsecondary enrollment will level off during the 2016-2017 school year to just under 20 million students. After that period, it projects some improvement, with growth eventually approaching its long-term 1.5% annual rate.

The postsecondary education segment generated roughly $496 billion in revenue in the 2012-2013 school year, according to the NCES. BMO projects total expenditures should grow roughly 3% annually, reaching an estimated $670 billion in the 2022-2023 school year. Content providers have historically distributed their products and services to post-secondary students through campus bookstores, although they increasingly sell through online retailers and digital platforms. We believe the continuing growth of digital content delivery is driven partly by the proliferation and advancement of enabling technology delivery for multiple devices. Enhanced technology allows for incrementally richer, digital user experiences such as embedded video, interactive elements and adaptive content, all of which improve the value proposition of existing content beyond that of a simple on-screen version of a book.
Adaptive learning solutions function in tandem with the use of print books or eBooks by monitoring and improving a student’s content retention and are most often sold bundled with a print or eBook. Since these adaptive learning solutions are supplementary products that do not substitute for the primary course materials, we believe they generally do not cannibalize existing sales and instead expand our addressable market. Adaptive learning solutions, for example, are used by millions of students on a subscription basis alongside prescribed text material.
Custom publishing allows professors to select personalized content from different sources. Importantly, there is little to no secondary market for digital or custom content, which maximizes the sales and profit potential to the incumbent content providers on an annual basis. Individual professors are the primary decision makers in textbook selection, so competing in the market requires a sizable sales force possessing deep relationships with a fragmented customer base of thousands of individual professors. Professors typically choose course materials based primarily on the reputation and pedagogy of the author’s content, and have high re-order rates on an annual basis due to the establishment of teaching curricula and familiarity with certain content.
Continued robust growth in digital learning solutions, eBook, and custom publishing revenues is expected to more than offset declines in print textbooks, driving continued expansion in our overall market opportunity. While pricing for digital solutions is typically lower than print, the shift to digital content presents an opportunity for content providers to increase revenue and margins over time due to the following factors: (i) eBooks improve sell-through rates and lead to increased profit through the publishing cycle since there is no secondary market for digital books, and therefore no used or rental digital book market to compete with future sales; (ii) adaptive learning solutions generally do not cannibalize existing book sales and therefore expand the addressable market for the incumbent content providers, leading to an incremental revenue capture opportunity; (iii) digital content eliminates a large portion of manufacturing and delivery costs and provides cash flow benefits, including reduced inventory levels and plate investment; and (iv) sales may be made directly to consumers or institutions, eliminating distributor intermediary margins.

Professional
U.S. professional publishing is expected to benefit from the growth of knowledge-based industries. The Bureau of Labor Statistics (“BLS”) projects that the industries with the largest job growth will be Professional & Business Services and Healthcare & Social Assistance, with these two industries adding 8 million jobs by 2022, more than all other U.S. industries combined. Job growth in these industries is expected to increase demand for professional products. We derive a substantial portion of our MHGE Professional revenue from these two industries. MHGE Professional revenue related to Professional & Business Services was $46 million for both the years ended December 31, 2014 and 2013 respectively. MHGE Professional revenue related to Healthcare & Social Assistance was $54 million and $51 million for the years ended December 31, 2014 and 2013, respectively. Our Professional revenues are derived from 19 digital subscription services, a robust list of more than 7,700 eBooks and the release of over 500 titles annually. We expect a continued shift in our revenue mix with digital revenue continuing to grow as end-users continue the transition from print to our more dynamic and robust digital subscription platforms. Professional books will see the fastest migration to digital, with 18% of global professional books revenue coming from digital sources in 2013, rising to 36% in 2018, when electronic professional books revenue will be $8.8 billion.
International
The addressable international education market in developing regions is increasing due to increased globalization, which encourages use of English as a universal language, and a burgeoning middle class that demands higher quality education. The global education and training market, including K-12, higher education and corporate training, is expected to grow from $74 billion in 2015 to $131 billion by 2019 with education content making up approximately 80% of the total. More than 50% of traditional content providers’ revenues are expected to be derived from digital solutions. The tipping point will be 2017-18, when the proportion of print revenues will be surpassed by digital solutions. Customized nature of learning systems create opportunities for curriculum experts in international markets. Public-Private Partnerships are integrated and holistic solutions sets that incorporate curriculum, content, materials, professional development, courseware and inspection programs. Students of all ages in non-English speaking countries seek to improve their English for educational, social and professional reasons fueling expected annual growth in the markets of approximately 25% from 2012 to 2017 with the overall market reaching almost $200 billion by 2017. Accelerating globalization of professional industries and their workforce fuels demand for globally aligned education solutions.

Our Competitive Strengths

We believe that we are well-positioned to capture market share in the coming years as a result of competitive advantages driven by a number of factors, including our portfolio of digital offerings, our internally developed adaptive technology platforms, a marquee brand that resonates in both developed and emerging markets, near-term process improvement opportunities to bolster MHGE International, limited exposure to the struggling for-profit education sector, strong cost management capabilities and a manageable leverage profile that will allow continued investment in high return on investment (“ROI”) digital products and talent.

Our competitive strengths include the following:
Premium branded franchise business with global scale and reach

Our business offers customers a portfolio of marquee brands and high-value proprietary digital products, delivered via a large, established sales force with broad global reach. We were the first in our industry to introduce digital custom publishing. We generated 25% of our MHGE Higher Education revenue from disciplines with a #1 market share and 49% from titles with #1 or #2 market shares. Because of our vast collection of distinguished authors, no single title accounts for more than 2% of revenue. We currently distribute products with proprietary and exclusively-owned content and technology in nearly 60 languages across Asia-Pacific, Europe, India, Latin America, the Middle East, and North America to users including students, parents, educators and professionals. Approximately 55% of MHGE International revenue for the year ended December 31, 2014 was generated in emerging markets. We have a global sales force of approximately 1,000 experienced professionals, with an average tenure in excess of 5 years. Our global scale and footprint provides a broad distribution pipeline that serves as a competitive advantage as it could not be replicated easily or inexpensively; moreover, this distribution pipeline positions us well to grow revenues and increase market share as we leverage this pipeline to distribute our portfolio of digital solutions.
Digital products

Our 125 year history in the development and the delivery of learning content uniquely positions us to take advantage of the transition to digital. Our product portfolio has evolved over the years and now includes a suite of digital learning solutions. We deliver students and other end-users rich content in a format they want, through a variety of digital devices, bundled with custom and traditional print products.

The chart below shows the digital revenue growth from 2010 to 2014:

We believe the following factors position us at the forefront of the digital evolution:
Digital migration benefits established content providers

Digital migration allows us to sell high value-add, interactive and adaptive learning solutions designed to reinforce and test concepts taught in primary course materials and significantly improve student and classroom outcomes. These digital solutions generally do not compete with our textbook sales (eBook or print) and are instead complementary. Growth in digital solutions is driven by the proven and demonstrable impact of digital solutions on improving student outcomes, which is being increasingly acknowledged and “adopted” by both students and professors. We believe digital solutions expand the addressable market for incumbents such as ourselves, and, as an example of this mitigation, we often sell text-based products bundled with digital solutions such as McGraw-Hill Connect. For the year ended December 31, 2014, we generated MHGE digital revenue of $401 million.

We believe that our adaptive technology helps students study more effectively and efficiently by guiding them through a personalized experience that continually responds to their individual needs and focuses their attention on what they need to learn the most, at precisely the time they need to learn it. We believe MHGE has long been a leader in adaptive learning. LearnSmart has been one of the most widely used adaptive platforms in higher education since its launch in 2009. SmartBook is the first adaptive reading experience for higher education that leverages the adaptive learning experience. ALEKS originated in 1992 with a National Science Foundation grant for development based on Knowledge Space Theory. MHGE’s approach to adaptive learning differs from other companies because of its grounding in the science of learning, and because it combines technology with high-quality content that has been optimized for use in an adaptive environment.
Attractive digital economics compared to print

We believe that digital products result in superior economics over the long term relative to print. The sell-through rates on digital content are significantly higher than the average traditional print textbook, since our digital solutions are not able to be rented or resold legally, thereby reducing supply to the secondary used and rental markets.

For example, in an all-print college course, in the first semester of a six-semester publishing cycle, substantially all books are the new edition. In subsequent semesters, however, there exist readily available used and rental alternatives to new print books, resulting in lost sales to the content provider. Conversely, if the same course is taught in an all-digital format, all students must purchase new SmartBooks each semester and cannot resell them upon course completion. SmartBooks are digitized and enhanced versions of MHGE Higher Education’s print product portfolio with incorporated adaptive capabilities that helps guide student reading. MHGE Higher Education textbooks in SmartBook form are priced lower than print textbooks, since they are priced to be comparable to the economics of a one-term print textbook rental, but cost us less to distribute and manufacture, leading to comparable gross margins.

Moreover, our bundling of digital solutions with SmartBooks augments the economics of a digital sale and further improves the economics relative to the traditional all-print model. As shown below, over the course of a publishing cycle, the cumulative economics of a digital model significantly exceed that of the all-print model.

Leading portfolio of digital solutions

Our digital solutions sales trends have demonstrated prolonged growth in sales volume and price, validating the products’ value proposition by both students and educators. We continue to heavily invest in developing our portfolio of sophisticated and proprietary digital products. As a result of this ongoing investment, we believe that we have the most competitive, comprehensive and streamlined set of digital solutions in the industry. MHGE Higher Education digital revenue increased from $114 million in 2010 to $320 million in 2014. McGraw-Hill Connect student unique users grew 17% to 3 million during 2014 while deepening engagement levels with 78 million student assignments submitted (an increase of 32%) and 7 million instructor assignments created (an increase of 52%). This data indicates that students are increasingly aware of the value and effectiveness offered by the platform, which was reflected in the continued robust growth in 2014. LearnSmart served 2 million unique users during 2014, an increase of 33%.We believe SmartBook has changed the usability of the static eBook in a manner that will further disintermediate traditional printed textbooks. This data indicates that students and educators are increasingly aware of the value and effectiveness offered by the platform, which was reflected in the continued robust growth in 2014. As of the end of 2014 there were approximately 450 SmartBooks across more than 175 courses in our Higher Education business.

In our Professional business, the transition to digital is favorable in two ways: (i) we price MHGE Professional eBooks on par with print books, which results in equal revenue but greater profit as a user transitions from a print book to an eBook, and (ii) the major platforms in our MHGE Professional digital subscription services had renewal rates of approximately 93% during 2014 which provides a recurring revenue base. We have achieved an increase in MHGE Professional subscription sales from $14 million in 2010 to $34 million in 2014, driven by strong renewals of existing customers coupled with new product expansion and increased penetration of our existing markets. MHGE International digital revenue increased from $5 million in 2010 to $30 million in 2014. In more developed markets, with a greater prevalence of digital devices, many of our U.S.-developed digital solutions, such as McGraw-Hill Connect, ALEKS and LearnSmart are becoming more relevant.

Stable financial performance and strong operating profile

For the year ended December 31, 2014, we generated Adjusted EBITDA of $409 million, which represented a margin of 32%. Over the same period, our prepublication costs were $50 million, or approximately 4% of revenue, resulting in Post-Plate Adjusted Cash EBITDA of $359 million. Total capital expenditures totaled $40 million, or approximately 3% of revenue. We operate our business on an asset-light basis with modest annual capital expenditure and working capital requirements. The ongoing transition from print to digital will yield additional cash flow benefits over time as digital products require lower overall inventory levels relative to print books. In addition, we have identified significant additional cost savings beyond those included in Adjusted EBITDA that we expect will offset operating cost increases in during future periods.
Attractive cost savings opportunities

Our comprehensive cost savings program has resulted in specific cost savings, achieved by implementing more streamlined support functions and efficient processes, better vendor management and sourcing, as well as other initiatives which were identified and vetted through a rigorous, bottom-up analysis in partnership with third-party advisors. The comprehensive cost-savings program resulted in approximately $78 million in run-rate savings by the end of 2014 (including savings of $54 million realized through the income statement). We continue to implement run-rate cost savings opportunities identified as part of the comprehensive cost savings program that will benefit future periods.
Motivated management team and experienced equity sponsorship

Our management team consists of experienced professionals with on average, over 20 years of experience in a range of industries that include education, technology and media with various leadership positions at UBM, Symbian, Pearson, Harvard Business School, Sylvan Learning, Reed Elsevier, Wolters Kluwer, and Gartner as well start-ups such as Intelligent Solutions and companies owned by private equity funds affiliated with firms such as Apollo Global Management, LLC (together with its subsidiaries, “Apollo”). Our management team is backed by equity sponsorship from funds affiliated with Apollo, a global alternative investment manager with approximately $160 billion of assets under management as of December 31, 2014, $41 billion of which is in private equity capital, and a record of investing in education companies such as Laureate International Universities, Connections Education, Sylvan Learning and Berlitz.
Our Strategies
The key elements of our strategies are described below.
Capitalize on favorable underlying market trends in enrollment growth and the need for better outcomes in higher education

We intend to capitalize on favorable long term market trends. We aim to harness addressable market growth by offering a broader product portfolio of adaptive and outcome-based digital learning solutions that are designed to generate higher digital sell-through and recurring revenue streams.

Success in the educational market requires experience, a broad array of competencies (including instructional design, curriculum development and alignment to standards), the ability to integrate these competencies into cohesive offerings to efficiently deliver solutions at scale, and an experienced and well-trained sales force. We believe we are one of the few companies with the capabilities to deliver in this market and capitalize on the need for better outcomes in Higher Education. There are a number of key trends that are driving the need for learning solutions that drive better outcomes:

•	In June 2014, U.S. student loan debt exceeded $1.2 trillion, with over 7 million debtors in default

•	At most universities, only 19% of students graduate “on time”

•	1.7 million students each year begin college in remediation, including 50% of students attending a 2-year college

•	Only 1 in 10 remedial students will graduate college

•	But college is still worth it: those who have 2 and 4-year degrees earn considerably more than those with only a high school degree

These trends demonstrate the challenges that many institutions in higher education are experiencing to retain students and improve retention and ultimately graduation rates. The increasing pressure for higher education institutions to be financial viable increases the focus on student retention and improved performance results.

We believe MHE is uniquely positioned to assist higher education institutions in solving these challenges before them. Our adaptive leaning experiences drive student engagement and student success and consequently student retention by providing individualized learning experiences at a scale that a higher education professor simply cannot. Additionally, our data-driven digital learning solutions are also capable of providing higher education instructors and administrators with insights into which of their students are at risk of retention early enough in the academic term so that corrective action can be taken.

Growing International Demand

We expect to leverage our rich content portfolio and digital platform capabilities to meet international demand for high quality education. Growing middle classes in developing regions with discretionary income and upward socioeconomic mobility are fueling the growth of both public funding and private spending on education. With a strong local presence, valuable strategic partnerships and a leading portfolio of content and digital solutions, we expect to generate significant growth in key emerging markets. We also plan to shorten the lead time required to repurpose domestic English language content for distribution internationally via our digital platforms.

Evolve to a more asset-light strategy to maximize free cash flow

We are accelerating the evolution of our product mix in favor of higher-margin, subscription-based digital and custom learning solutions in order to generate higher recurring revenue. We are also moving to a more agile product development model, which shortens time to market and increases content leverage. We expect that this shift will reduce print inventory levels and pre-publication investment relative to sales going forward, consistent with our asset-light operating strategy.

Our Products

MHGE Higher Education Products

MHGE Higher Education provides a wide range of leading digital, custom learning solutions and traditional print for post-secondary markets worldwide, with capabilities in adaptive learning, homework help, lecture capture and learning management systems (“LMS”) integration. Instructional materials include digital and printed texts, lab manuals, interactive study guides, testing materials, software and other multimedia products across the full spectrum of subjects. Our content portfolio is organized into three key disciplines: (i) Business, Economics & Career; (ii) Science, Engineering, & Math; and (iii) Humanities, Social Science, & Languages. Substantially all of MHGE Higher Education’s revenue is generated from our 2,000 individual titles with no single title accounting for more than 2% of business revenue. We have a fragmented customer base and sell to most two- and four-year colleges in the United States through a large sales force that interfaces directly with individual professors. We have longstanding and exclusive relationships with many authors and nearly all of our products are covered by copyright in major markets, providing us the exclusive right to produce and distribute such content in those markets during the applicable copyright terms. We have invested significantly in a suite of digital and custom learning solutions. According to Management Practice Inc. ("MPI"), we have a 20.5% market share at the end of 2014, up from 19.1% at the end of 2012, an improvement of 140 basis points since 2012.

MHGE Higher Education’s products consist of the following:

•	Digital Solutions

MHGE Higher Education’s digital solutions include, among others, online access to electronic textbooks, online assessment software, adaptive learning solutions, course management software, cloud-based classroom activity capture and replay, and social network and community tools. These solutions form a seamless, fully digital ecosystem that enhances the value and results of higher education over the entire learning lifecycle.

Our core digital learning platforms include:

McGraw-Hill Connect is a web-based learning suite that allows instructors to integrate digital content into their programs of instruction, creating a customized and tailored learning environment that is accessible by students anytime and anywhere through their devices. Students can learn interactively through embedded video, simulations, virtual laboratories, audio programs and online games. McGraw-Hill Connect contains a suite of tools, including integrated eBooks, course and assignment set-up tools, grading and feedback tools, learning aids, reporting tools and an ability to integrate with our LearnSmart and Tegrity products to further enhance educational outcomes. McGraw-Hill Connect is offered for most core freshman and sophomore level courses in the United States and serves 3 million unique users across campuses nationwide, an increase of 17% in 2014. We have grown revenue organically from $168 million in 2013 to $203 million in 2014.

LearnSmart is an adaptive learning solution that provides each student with tailored learning reinforcement based on the student’s responses and knowledge. LearnSmart is an interactive product that determines which concepts the student does not know or understand and then teaches those concepts using a personalized plan designed for each student’s success. All LearnSmart questions are tied to clear learning objectives. When students answer questions, they also rank how confident they are in their answers. Based on each student’s response and level of certainty, LearnSmart continuously adapts the content presented to each student, so the material is always relevant and geared towards mastering the learning objectives. Once a concept is mastered, LearnSmart then identifies the concepts students are most likely to forget throughout the term and encourages periodic review to ensure that concepts are truly retained. According to a study we commissioned, LearnSmart has shown to improve student outcomes by one letter grade.

SmartBooks are digitized and enhanced versions of MHGE Higher Education’s print product portfolio with adaptive capabilities incorporated. Our SmartBooks and eBooks are designed to be compatible with a broad range of devices, including the Kindle and Nook eReaders, the iPad and other tablets and standard desktop and laptop computers. We believe that SmartBooks will continue to increase in popularity as they help make studying more efficient and effective and as the prevalence of these devices also increases. SmartBooks offer features not present in traditional print products, including adaptive, search/index functionality, note taking capabilities, embedded video, interactive elements and adaptive content.

Our SmartBooks and eBooks contain rights management features that are designed to prevent copying or resale. Students pay for eBooks based on usage for one school term. The amount paid is designed to be comparable to the cost of a one-term rental of a print textbook. Therefore, our SmartBooks and eBooks are priced lower than print textbooks but cost us less to distribute and manufacture, leading to comparable gross margin. Moreover, our bundling of digital solutions with SmartBooks and eBooks augments the economics of a digital sale and further improves the economics relative to the traditional all-print model. As of the end of 2014 there were approximately 450 SmartBooks across more than 175 courses in our Higher Education business as well as over several thousand eBooks across more than 450 courses.

ALEKS is an adaptive learning technology for the higher education and K-12 education markets. ALEKS uses research-based, artificial intelligence to rapidly and precisely determine each student’s knowledge state, pinpointing exactly what a student does and does not know. ALEKS then instructs students on the topics they are most ready to learn, constantly updating each student’s knowledge state and adapting to the student’s individualized learning needs. MHGE has marketed and sold ALEKS for math in the higher education space for more than 14 years.

Tegrity is a fully automated lecture capture solution used in traditional, hybrid and online courses to record lectures as well as supplementary course content. Tegrity is designed to enhance both on-campus and remote learning by allowing instructors to efficiently distribute lecture content and allowing students to learn anywhere and everywhere through digital devices. We price Tegrity based on either lecture hours recorded or number of student users.

McGraw-Hill Create is a self-service website that enables instructors to discover, review, select and arrange content into personalized print or electronic course materials, which include 7,900 textbooks, 17,300 articles, 46,500 cases, 8,900 readings, 2,100 digital offers and they can also include their own custom content. McGraw-Hill Create allows the creation of textbooks across a number of disciplines and study areas, including accounting, business law, economics, finance, management, marketing, philosophy, political science, sociology, world languages, anatomy and physiology, chemistry, engineering, biology, psychology, English and mathematics.

•	Custom publishing

MHGE Higher Education's custom solutions provide educators the ability to weave together various elements including digital text, digital solutions, print, videos, charts and their own materials into a seamless, tailored learning solution, replacing traditional print textbooks and printed class materials. Custom materials, by their nature, have a higher sell-through and are likely to have their content frequently updated by the instructor, resulting in frequent new publications, forced obsolescence of old editions and more limited re-distribution potential into used or rental markets. Custom products create strong loyalty to us from educators, as they typically invest significant time and effort into creating unique learning solutions tailored to their teaching styles. Our custom solutions are bundled arrangements that require us to attribute value to the digital component separately. Excluding the digital component, our custom business has grown from 15% of total MHGE Higher Education sales in 2010 to 29% in 2014.

•	Traditional print

MHGE Higher Education continues to provide students with traditional print textbooks, with a library of titles across the full spectrum of subjects.

MHGE Professional Products

MHGE Professional is a leading provider of medical, business, technical and educational content and training solutions for students and professionals when, where and through whichever medium they prefer. MHGE Professional’s products include digital product portfolios and textbooks. MHGE Professional’s digital product portfolio can be broadly categorized into two main categories - eContent (including eBooks and related applications) and digital subscription services.

•	Digital Subscription Services

MHGE Professional offers 19 digital subscription services, which are platforms that provide searchable and customizable digital content integrated with highly functional workflow tools and are organized across three broad subject categories: Medical, Engineering & Science, and Test Prep. These products are sold on an annual subscription basis (with a retention rate across major platforms of approximately 93% for the year ended December 31, 2014) into clinical medical markets worldwide, with over 2,700 corporate, academic, library and hospital customers as of December 31, 2014. The flagship Access line of products provide an integrated digital workspace that combines MHGE Professional’s content, contextualized rich media and high-functionality workflow tools such as custom curriculum, which allows instructors to select specific reference content, videos, and animations, assign to students and monitor progress. For example, AccessMedicine is an innovative online resource that provides students, residents, clinicians, researchers, and all health professionals with access to content from more than 90 medical titles, updated content, thousands of images and illustrations, interactive self-assessment, case files, time-saving diagnostic and point-of-care tools, a comprehensive search platform and the ability to view from and download content to a mobile device. Updated frequently and expanded continuously by world-renowned physicians, AccessMedicine provides fast, direct access to the information necessary for completing evaluations, diagnoses, and case management decisions, as well as for pursuing research, medical education, or self-assessment and board review.

The value proposition of MHGE Professional’s digital subscription platforms is compelling for our subscribers, and the economics are attractive and highly scalable for us. Digital subscription platforms provide a stable, recurring revenue stream with sticky customers and very high annual re-order rates; benefit from high barriers to entry due to large volumes of proprietary content developed over many years (with original use typically for print products) aggregated and bundled with interactive media features; and are highly profitable due to the low variable cost nature of these products, with gross margins of approximately 90%.

•	eContent (eBooks)

eBooks represent the majority of MHGE Professional’s eContent offerings. MHGE Professional’s collection of more than 7,700 eBooks are sold on all major eBook retail websites and through MHGE Professional’s own websites. Our eBooks are designed to be compatible with a broad range of devices, including the Kindle, Nook eReaders, the iPad, more than 200 medical, test prep and business mobile applications for the iPhone and other tablets and standard desktop and laptop computers. MHGE Professional provides timely and authoritative knowledge to customers around the world through the release of over 500 titles per year. Our roster of distinguished authors and prestigious brands represent some of the best-selling professional publications such as Harrison’s Principles of Internal Medicine, Perry’s Chemical Engineers’ Handbook, and Graham & Dodd’s Security Analysis and are well-regarded globally in both academic and professional career markets. Our products are sold and distributed worldwide in both digital and print format through multiple channels, including research libraries and library consortia, third party agents, direct sales to professional society members, bookstores, online booksellers and other customers, including directly to individuals. Our top customers include retail trade (e.g., Amazon), academic and government institutions and corporations.

MHGE International Products

MHGE International sells MHGE Higher Education, MHGE Professional and other products and services to educational, professional, and English language teaching markets in nearly 60 languages across Asia-Pacific, Europe, India, Latin America, the Middle East, and North America. While the business mix and strategic focus of MHGE International varies from region to region according to local market dynamics, MHGE International’s business strategy leverages the content, tools, services, and expertise from our domestic businesses. As a result of the widespread use of English as a universal language, a majority of MHGE International’s revenue during the year ended December 31, 2014 was generated by selling our unmodified U.S. products internationally. Approximately 67% of its revenue was generated from such unmodified U.S. products together with U.S. products with minor regionally-driven cosmetic changes or translations of U.S. products. Only approximately 33% of MHGE International’s revenue for the year ended December 31, 2014 was derived from content created in local markets or products originating from unrelated publishers for distribution in our international markets.

Although approximately 91% of MHGE International’s 2014 revenue was generated by traditional print products, digital offerings are driving significant international growth. In more developed markets, with a greater prevalence of digital devices, many of our U.S.-developed digital solutions, such as McGraw-Hill Connect, ALEKS and LearnSmart are becoming more relevant. The McGraw-Hill Create platform allows instructors to assemble course materials from a vast library of textbooks, articles and business case studies.

Raw Materials, Printing and Binding

Paper is one of the principal raw materials used in our business. We have not experienced and do not anticipate experiencing difficulty in obtaining adequate supplies of paper for operations. We have contracts to purchase paper and printing services that have target volume commitments. However, there are no contractual terms that require us to purchase a specified amount of goods or services and if significant volume shortfalls were to occur during a contract period, then revised terms may be renegotiated with the supplier.

Environmental

We generally contract with independent printers and binders for their services. However, it is possible that we could face liability, regardless of fault, if contamination were to be discovered on properties currently or formerly owned, operated or leased by us or our predecessors, or to which we or our predecessors have sent waste. We are not currently aware of any material environmental liabilities or other material environmental issues at our properties or arising from our current operations. However, we cannot assure that such liabilities or issues will not materially adversely affect our business, financial position or results of operations in the future.

Seasonality

Our revenues, operating profit and operating cash flows are affected by the inherent seasonality of the academic calendar, particularly with respect to MHGE Higher Education and MHGE International. In 2014, we realized approximately 36% and 29% of our revenues during the third and fourth quarters, respectively. This seasonality affects operating cash flow from quarter to quarter and hence there are certain months when we operate at a net cash deficit from our activities. Changes in our customers’ ordering patterns may affect the comparison of our results in a quarter with the same quarter of the previous year, or in a fiscal year with the prior fiscal year, where our customers may shift the timing of material orders for any number of reasons, including, but not limited to, changes in academic semester start dates or changes to their inventory management practices.

Competition

We are one of the largest education companies in the world by revenue. Our product portfolio and customer base span the entire educational spectrum, and as a result we compete with a variety of companies in different product offerings. Our larger competitors include Pearson and Cengage. We believe that we are well positioned to compete with our peer group in the following key areas: digital products, sales force execution and brand equity.

Our Personnel

As of December 31, 2014, we had more than 2,600 employees worldwide directly supporting our operations with approximately 1,400 employed in the United States.  None of our employees in the United States are represented by a union.

Intellectual Property

Our products contain intellectual property delivered through a variety of media, including digital and print. We rely on a combination of copyrights, trademarks, patents, non-disclosure agreements and other agreements to protect our intellectual property and proprietary rights. We also obtain significant content, materials and technology through license arrangements with third party licensors.

We have registered certain patents, trademarks and copyrights in connection with our publishing businesses. We also register domain names, when appropriate, for use in connection with our websites and internet addresses. We believe we either own or have obtained the rights to use all intellectual property rights necessary to provide our products and services. We believe we have taken, and continue to take, in the ordinary course of business, appropriate legal steps to protect our intellectual property in all relevant jurisdictions.

We rely on authors for the majority of the content for our products. In most cases, copyright ownership has either vested in us, as a “work made for hire”, been assigned to us by the original author(s), or the author has retained the copyright and granted us an exclusive license to utilize the work.

Piracy of intellectual property can negatively affect the value of and demand for our products and services. We attempt to mitigate the risk of piracy through (1) the implementation of restrictive use mechanisms and other limitations inherent to our products and (2) the use of online monitoring combined with legal and regulatory actions and initiatives.

Some of our products contain inherent usage controls and other built-in safeguards that reduce the risk and ease of piracy, including: (a) requirements that users login to their accounts with user names and passwords; (b) the fact that sharing account access for many of our products would result in an abnormal user experience and inaccurate grading; (c) use by our eBook providers of time-based lockouts that allow our eBooks to be automatically disabled based on subscription length; and (d) the inherent limitations in the usefulness and ease of copying the text of many of our products, due to the adaptive and interactive nature of our key content together with certain limitations on copying and pasting.

We also use a variety of legal actions, regulatory initiatives and online monitoring efforts to further mitigate piracy concerns, including:
- Online monitoring of piracy-related activities;
- Initiation of litigation against certain infringers, both individually and jointly with other domestic and foreign publishers;
    - Requesting that third parties take down infringing content;
    - Lobbying efforts;
- Monitoring of our digital applications for abnormal load/usage; and
- Anti-piracy educational programs.

Since 2007, we have engaged an outside firm that uses web-based technology to search for active titles that are illegally posted or distributed on the internet. We also perform other regular searches for illegal use or distribution of our content, investigate notices of illegal postings of our intellectual property and send take down notices to internet service providers and web sites where infringing material is identified. Over the past years, we have joined with other educational publishers to engage outside counsel to investigate and file numerous copyright and trademark suits in federal court against various online sellers and distributors of infringing copies of our copyrighted materials. We have partnered with various trade associations, such as the Association of American Publishers (AAP) and the Software Information Industry Association (SIIA), to pursue joint actions against sources of both print and electronic piracy, lobby legislative and other government officials in the U.S. and abroad to establish laws and regulations that might assist content owners in combating piracy. We place a “Report Piracy” button on various internal and external sites to enable employees, authors and third parties to report instances of illegal content distribution, which are investigated and actioned as appropriate.

The Founding Transactions

Pursuant to a Purchase and Sale Agreement, dated as of November 26, 2012 and as amended on March 4, 2013 (the“Purchase and Sale Agreement”), among MHE Acquisition LLC (“AcquisitionCo”), The McGraw-Hill Companies, Inc., (“MHC”) and certain other subsidiaries of MHC named therein, as sellers (collectively, the “Sellers”), and McGraw-Hill Education LLC, AcquisitionCo acquired from the Sellers all of the outstanding equity interests of certain subsidiaries of MHC named in the Purchase and Sale Agreement (collectively, the “Acquired Business”). The Acquired Business included all of MHC’s educational materials and learning solutions business, which was comprised of two segments: (i) the Higher Education, Professional and International Group (the “HPI business”), which included post-secondary education and professional products both in the United States and internationally and (ii) the School Education Group business (the “SEG business”), which included school and assessment products targeting students in the pre-kindergarten through secondary school market. We refer to the purchase of the Acquired Business as the “Founding Acquisition.” As of completion of the Founding Acquisition, Apollo Global  Management, LLC (the “Sponsor”), certain co-investors and certain members of management directly or indirectly owned all of the equity interests of AcquisitionCo.

In connection with the Founding Acquisition, a restructuring (the “Restructuring”) was completed, the result of which was that the HPI business and the SEG business became held by different legal entities. The HPI business became held by McGraw-Hill Global Education Holdings, LLC (“MHGE Holdings”) and its subsidiaries, while the SEG business became held by McGraw-Hill School Education Intermediate Holdings, LLC (“MHSE Holdings”), a separate wholly owned subsidiary of MHE US Holdings, LLC (“Parent”), and MHSE Holdings' subsidiaries (collectively, "MHSE"). The Restructuring took place concurrently with the closing of the Founding Acquisition.

Concurrently with the closing of the Founding Acquisition, MHGE Holdings entered into $1,050 million senior secured credit facilities (the “Senior Facilities”), which included a $240 million revolving credit facility (the “revolving credit facility”) and a $810 million term loan credit facility (the “term loan facility”). In addition, MHGE Holdings issued $800 million aggregate principal amount of 9.75% first priority senior secured notes due 2021 (the “senior secured notes”). MHSE entered into separate credit facilities. MHGE Holdings nor its parent companies guarantee or provide collateral to the financing for MHSE Holdings, and MHSE Holdings does not guarantee or provide collateral to the financing of MHGE Holdings or its parent companies.

Throughout this Annual Report on Form 10-K, we collectively refer to the Founding Acquisition, the Restructuring, the investment in AcquisitionCo’s equity, the consummation of the senior secured notes offering and the entry into the Senior Facilities as the “Founding Transactions.”

Item 1A. RISK FACTORS
Any of the following risks could materially and adversely affect our business, financial condition or results of operations.
Risks Related to Our Business
Introduction of new products, services or technologies could impact our profitability.

We operate in highly competitive markets with significant established competitors that continue to change to adapt to customer needs. In order to maintain a competitive position, we must continue to invest in new offerings and new ways to deliver our products and services. These investments may not be profitable or may be less profitable than what we have experienced historically. In particular, in the context of our current focus on key digital opportunities, including eBooks and adaptive learning products, the market is beginning to develop and we may be unsuccessful in establishing or maintaining ourselves as a significant factor in any market which does develop. New distribution channels, such as digital formats, the internet, online retailers and mobile delivery platforms (e.g., e-readers), present both threats and opportunities to our traditional publishing models, potentially impacting both sales volumes and pricing. We expect that our results in 2015 and beyond may be adversely impacted if sales from print products will decline at a rate faster than the increase we expect from digital publications, in part due to offerings from new competitors.
We could fail to meet our obligations or experience threats to our existing business that could have a negative impact on our financial results due to the technology environment within which we operate.

We rely on our information technology, such as databases, systems and applications, to support key product and service offerings. We believe we have appropriate policies, processes and internal controls to ensure the stability of our information technology, provide security from unauthorized access to our systems and maintain business continuity, but our business could be subject to significant disruption and our operating results may be adversely affected by unanticipated system failures, data corruption or unauthorized access to our systems.
With regard to our printed textbooks, we compete with the used textbook market and rental textbook programs for sales of our textbooks, and the growth of the used textbook market and/or rental textbook programs may adversely affect our business.

The higher education used print textbook market has grown in recent years, driven primarily by more efficient distribution of used books and the cost of new textbooks. Our print textbook customers are often presented with the option to purchase new or used textbooks, and we do not generate revenues from any sale after the initial sale of our textbooks. In addition, an increasing number of bookstores and online companies are offering textbook rental programs. Historically, the difficulty in making used textbooks available to students limited the growth of the used textbook market. The internet, however, has made the used textbook market more efficient and has significantly increased student access to used textbooks. The rental market also increased the efficiency of the used textbook market by increasing the return rate of rented used textbooks, which are rented multiple times. If the supply of used textbooks or textbook rental programs increases, students may increasingly look to purchase used textbooks or rent textbooks as an alternative to purchasing our new textbooks. We primarily compete against used and rental textbooks on the basis of supply, price and the development of customized products. If we are unable to effectively compete with growing competition presented by the used textbooks and rental textbook markets, we could experience a loss in sales and our business, financial position and results of operations may be adversely affected.
A significant increase in operating costs and expenses could have a material adverse effect on our profitability.
Our major expenses include employee compensation, printing, paper and distribution costs.

•
We offer competitive salary and benefit packages in order to attract and retain the quality employees required to grow and expand our business. Compensation costs are influenced by general economic     factors, including those affecting the cost of health insurance and benefits, and any trends specific to     the employee skill sets we require.

•
Marketplace paper prices fluctuate based on the worldwide demand and supply for paper in general and for the specific types of paper we use. For the year ended December 31, 2014, our paper costs were approximately 8% of cost of goods sold. Generally, we have experienced stable paper pricing with majority of domestic paper spending (approximately 54% of total spent) being stabilized through contractual limitations on market-based price fluctuations and international paper spending (approximately 46%) fluctuating with the market. We utilize several methods to try to manage this risk, including, without limitation, negotiated price reductions, long-term agreements and changing paper types to lower cost alternatives, but these strategies may not be entirely successful.

•
Our books and ancillary materials are printed by third parties and we typically have multi-year service contracts for printing of books and ancillary materials in order to reduce price fluctuations over the contract term.

•
We make significant investments in information technology and other technology initiatives. Although we believe we are prudent in our investment strategies and execution of our implementation plans, there is no assurance as to the ultimate recoverability of these investments.

An increase in our operating costs and expenses could have a material, adverse effect on our profitability, financial position and results of operations.
Our ability to protect our intellectual property rights could impact our competitive position.

Our products contain intellectual property delivered through a variety of media, including digital and print. Our ability to achieve anticipated results depends in part on our ability to defend our intellectual property against infringement. Our operating results may be adversely affected by inadequate legal and technological protections for intellectual property and proprietary rights in some jurisdictions and markets.

We rely on a combination of copyrights, trademarks, patents, trade secrets and nondisclosure agreements to protect our intellectual property and proprietary rights. Our efforts to protect our intellectual property and proprietary rights may not be sufficient. We may also be required to initiate expensive and time-consuming litigation to maintain, defend or enforce our intellectual property. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which may impact our profitability.

Despite copyright and trademark protection, third parties may be able to copy, infringe, illegally distribute, import or resell or otherwise profit from our proprietary rights without our authorization. These unauthorized activities may be more easily facilitated by the internet. In addition, the lack of internet-specific legislation relating to intellectual property protection creates an additional challenge for us in protecting our proprietary rights relating to our digital technology. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our content or technology. In addition, our proprietary rights may not be adequately protected because infringers may not be deterred from misappropriating our technologies despite the existence of laws or contracts prohibiting it. Furthermore, policing unauthorized use of our intellectual property may be difficult, expensive and time-consuming (which may divert our management from implementing our business strategy), and we may be unable to determine the extent of any unauthorized use.

Competitors may harm our sales by designing products that mirror the capabilities of our products or technology without infringing our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.
We may be adversely affected by piracy, unauthorized copying, file-sharing or other infringements on our intellectual property, including our digital content.

As we and our industry transition from providing print content to providing digital content, the risk of piracy, illegal downloading, file-sharing or other infringements of our intellectual property may increase. An increasing portion of our revenue comes from the sale of digital products that are potentially subject to unauthorized consumer copying or digital dissemination without an economic return to us. While we use digital rights management features to protect our digital solutions, no digital rights management system is foolproof, and all such systems are subject to unauthorized tampering or modification. New formats for our digital solutions, together with the decreasing cost of electronic and computer equipment that can potentially be used to copy or disseminate our products, may make us more susceptible to the unauthorized use of our products. If we fail to maintain and develop effective technological means of protecting our intellectual property, we could experience a loss in sales and our business, financial position and results of operations may be adversely affected.

Failure to comply with privacy law and/or a data security breach may cause reputational damage to and financial loss.

We collect, process and store personally identifiable information (PII) of our employees, customers, and student end users. As we continue to transition from a traditional print textbook publisher to a digital learning company, we collect and store larger volumes of sensitive PII of end users, including PII of students of all ages.

We are subject to a wide array of different privacy laws, regulations and standards in the United States and in foreign jurisdictions where we conduct business, including but not limited to (i) the Children’s Online Privacy Protection Act ("COPPA”) and state student data privacy laws in connection with access to, collection of, and use of PII of students, (ii) the Health Insurance Portability and Accountability Act (“HIPAA”) in connection with our self-insured health plan, (iii) the Payment Card Industry Data Security Standards (“PCI-DSS”) in connection with collection of credit card information from customers, and (iv) various EU data protection laws resulting from the EU Privacy Directive. Our failure to comply with applicable privacy laws, regulations and standards could lead to significant reputational damage and other penalties and costs, including loss of revenue.

We have enterprise and local policies, processes, and internal controls in place that are designed to prevent unauthorized access to PII and to comply with applicable local laws, regulations and standards, but there is no guarantee that these controls will be adequate to prevent all possible security threats. If an incident occurs - such as a data security breach - it could lead to penalties, remediation costs, reputational damage, potential cancellation of existing contracts and inability to compete for future business.

Our brand and customer trust are critical assets for our Company. In the event of negative publicity regarding the Company’s adherence to applicable privacy laws, regulations, and standards - whether valid or not valid -- the resulting reputational damage could reduce demand for our products and adversely affect our relationship with teachers, educators and institutions. This reaction may have an immediate and/or long term impact on both new and renewed sales, and may lead to short and/or long term revenue loss.

We face intense competition in all aspects of our business.

Competition among companies offering education products is intense and includes a few large industry participants. Like us, these competitors have been in the market for a long period of time and could potentially shift customers away from us just as we could win customers from them. Many of our competitors have substantial financial resources, recognized brands, technological expertise and market experience. Our competitors are also continuously enhancing their products and services, developing new products and services and investing in technology. Some of our competitors are acquiring additional businesses in key sectors that will allow them to offer a broader array of products and services than either they or we currently provide. Some of our competitors have greater resources and less debt than us, and therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products than we can. In addition, a large number of new and emerging competitors are seeking to capture market share. This high level of competition could cause us to incur unanticipated costs associated with advertising, marketing, sales, research and product development. Competition may require us to reduce the price of our products and services or make additional capital investments that would adversely affect our profit margins. There can be no assurance that we will be able to compete successfully in the future with existing or potential competitors in all markets. The actions of our competitors could therefore have a material, adverse effect on our business, financial position and results of operations.
Declining enrollment at colleges and universities could reduce demand for our products.
U.S. colleges and universities have experienced a recent decline in enrollment, and if this decline continues, it could lead to decreased demand for our products. Uncertainty about current and future economic conditions, decreases in family income and net worth and a perception of uncertain job prospects for recent graduates, among other factors, can adversely affect demand for higher education. In addition to these factors, enrollment levels at colleges and universities outside of the U.S. are influenced by the global and local economic climate, local political conditions and other factors that make predicting foreign enrollment levels difficult. Our higher education business revenues in the U.S. accounted for approximately 65% of our revenue during the year ended December 31, 2014 and we generated additional revenue from higher education globally. Reduced enrollment at colleges and universities could lead to decreased demand for our products, negatively impacting our business, financial position and results of operations.
We may not be able to continue to attract or retain the key authors that we need to remain competitive and grow.

We depend on our ability to continue to attract and retain talented authors and develop long-term, collaborative relationships with them. We operate in a number of highly visible markets where there is intense competition for successful, published authors. Authorship of a market-leading textbook may increase the market visibility of an author and result in his or her recruitment by other publishers or increase the royalties we must pay such authors. Our rights to exclusively offer authors’ content is dependent on the authors’ transfer of copyrights to us through licensing and assignment agreements. The United States Copyright Act of 1976, as amended, allows an author (or his or her heirs or estate), during a 5-year window, to terminate a previous copyright transfer and thereby regain certain United States rights to his or her works. For copyrights transferred on or after January 1, 1978, the 5-year window begins 35 years from the date of transfer, or if the grant provides a right to publish, the shorter of 35 years from the date of publication or 40 years from the date of transfer. For copyrights transferred before January 1, 1978, the 5-year window begins 56 years from the date on which the copyright was first secured or January 1, 1978, whichever is later. An author who terminates the grant of rights to his or her work could seek to terminate all rights in the work transferred to us or else negotiate more favorable economic or other terms. Such terminations, along with our inability to attract new authors, the loss of certain of our high profile authors or increased costs incurred in attracting or retaining authors could harm our business, results of operations and financial position.

Increased accessibility of free or relatively inexpensive information and materials may reduce demand for or negatively impact the pricing of our products and services.

In recent years, more public sources of free or relatively inexpensive information and research materials have become available, particularly in digital formats and through the internet, and digital versions of products have been offered at lower pricing than similar products offered in traditional media such as print. We expect these trends to continue. For example, some governmental and regulatory agencies have increased the amount of information they make publicly available for free and certain educational institutions have increased demand for lower priced educational materials, including eBooks at prices below the price of print books. Technological changes and the availability of free or relatively inexpensive information and materials have also affected changes in consumer behavior and expectations. Public and private sources of free or relatively inexpensive information and lower pricing for digital products may reduce demand and impact the prices we can charge for our products and services. To the extent that technological changes and the availability of free or relatively inexpensive information and materials limit the prices we can charge or demand for our products and services, our business, financial position and results of operations may be adversely affected.
If we are unable to hire and retain skilled personnel, our business could be adversely affected.

We are dependent on our ability to hire and retain talented, highly skilled employees, including employees with specific areas of expertise. Accomplishing this may be difficult due to many factors, including the geographic location of our main corporate and business offices, fluctuations in global economic and industry conditions, changes in our management and leadership, the attractiveness of our compensation programs and the impact of our restructuring plans on employee morale. If we do not succeed in retaining our key employees and in attracting new skilled personnel, including personnel with specific areas of expertise, we may be unable to meet our strategic objectives and, as a result, our business could be adversely affected.

Further, as our strategic direction changes to address new opportunities, especially in the fast-changing digital marketplace, we may not have employees whose skills fully align with those required to achieve our strategic objectives. In some cases, we may need to hire suitably skilled employees to address strategic issues we may encounter in the future.

We face risks of doing business abroad and in developing markets.

As we continue to expand our overseas business, we face the increased risks of doing business abroad, including inflation, fluctuation in interest rates, changes in applicable laws and regulatory requirements including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, civil unrest, terrorism, unstable governments and legal systems, and other factors. Adverse developments in any of these areas could cause actual results to differ materially from historical and/or expected operating results.

In addition, our international operations and any foreign business expansion we may undertake present numerous risks, including: difficulties in penetrating new markets due to established and entrenched competitors; difficulties in developing products and services that are tailored to the needs of local customers; customers in certain foreign countries may have longer payment cycles; limitations in the ability to repatriate funds to the United States; difficulties in protecting intellectual property, enforcing agreements and collecting receivables under certain foreign legal systems; lack of local acceptance or knowledge of our products and services; and lack of recognition of our brands.

The conduct of our business, including the sourcing of content, distribution, sales, marketing and advertising is subject to various laws and regulations administered by governments around the world. Changes in those laws, regulations or government policies, including tax regulations and accounting standards, may adversely affect our future financial results.

In addition, doing business in developing markets has a higher relative risk due to political instability, economic volatility, terrorism, corruption, social and ethnic unrest, and other factors. While sales in these markets are not currently material to our results, adverse developments related to the risks associated with these markets may cause actual results to differ from historical and forecasted future operating results.

Fluctuations between foreign currencies and the U.S. dollar could have an unfavorable impact on our financial results.
We derived approximately 26% of our total revenue in the year ended December 31, 2014 from our international sales operations. The financial position and results of operations of our international operations are primarily measured using the foreign currency in the jurisdiction of operation of such business as the functional currency. As a result, we are exposed to currency fluctuations both in receiving cash from our international operations and in translating our financial results back into U.S. dollars. For example, foreign exchange rates had an unfavorable impact on our revenue of $6 million for the year ended December 31, 2014. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the United States dollar is the functional currency. Our principal currency exposures relate to the Australian Dollar, British Pound, Canadian Dollar, Euro, Mexican Peso and Singapore Dollar. Assets and liabilities of our international operations are translated at the exchange rate in effect at each balance sheet date. Our income statement accounts are translated at the average rate of exchange during the period. A strengthening of the U.S. dollar against the relevant foreign currency reduces the amount of income we recognize from our international operations. In addition, certain of our international operations generate revenues in the applicable local currency or in currencies other than the U.S. dollar, but purchase inventory and incur costs primarily in U.S. dollars. From time to time, we may enter into hedging arrangements with respect to foreign currency exposures.
We cannot predict the effects of exchange rate fluctuations on our future operating results. As exchange rates vary, our results of operations and profitability may be materially adversely impacted. The risks we face in foreign currency transactions and translation may continue to increase as we further develop and expand our international operations, which could adversely affect our business, financial position and results of operations.
We rely on third-party distributors, representatives and retailers to sell certain of our products and our ability to bring products to market may be adversely affected by the loss or failure of one or more of our distributors.
In addition to our own sales force, we offer our products through a variety of third-party distributors, representatives and retailers. We do not ultimately control the performance of our third-party distributors, representatives and retailers to perform as required or to our expectations. Also, certain of our distributors, representatives or retailers may market other products that compete with our products. The loss or termination of one or more of our distributors, representatives or retailers, the failure of one or more of our distributors or representatives to effectively promote our products or meet our contractual requirements, or changes in the financial or business condition of these distributors or representatives could affect our ability to bring products to market. Our failure to bring products to market could have a material, adverse effect on our revenues, profitability, results of operations and financial condition.
We generally permit our distributors to return products they purchase from us. When we record revenue, we record an allowance for sales returns, which is based on the historical rate of return and current market conditions. Should the estimate of the allowance for sales returns vary by one percentage point from the estimate we use in recording our allowance, the impact on operating income would be approximately $2 million.

A significant portion of our sales is concentrated on a small number of customers. Our profitability and financial results may be impaired if our customers’ demand for our products is reduced.

A significant portion of our sales have been to relatively few customers, which is reflective of concentration in our industry and seasonality of the business. As of December 31, 2014 and 2013, two customers comprised approximately 31% and 29% of our gross accounts receivable, respectively. For the year ended December 31, 2014, two customers, Barnes and Noble Inc. and Follet Corporation, accounted for 12% and 12% of our revenue, respectively. For the period January 1, 2013 to March 22, 2013, no single customer accounted for more than 10% of our gross revenue. For the period March 23, 2013 to December 31, 2013, two customers, Barnes & Noble Inc. and Follett Corporation, accounted for 12% and 11% of our gross revenue, respectively. The loss of, or any reduction in sales or collections from, a significant customer could harm our business and financial results.
Defects in our digital products could decrease market acceptance of our products and harm our reputation.

In the fast-changing digital marketplace, demand for innovative technology has generally resulted in short lead times for producing products that meet customer specifications. Growing demand for innovation and additional functionality in digital products increases the risk that our products may contain flaws or corrupted data, and these defects may only become apparent after product launch, particularly for new products and new features to existing products that are developed and brought to market under tight time constraints. If our customers have a negative experience with one of our digital products, they may be less inclined to continue to purchase our products or to recommend our products to others, which could result in reduced sales of our products and adversely affect our business, prospects, and results of operations.

We may make strategic acquisitions, and these acquisitions could introduce significant risks and uncertainties, including risks related to integrating the acquired businesses and/or achieving benefits from our acquisitions.

In order to position ourselves to take advantage of growth opportunities, we may make strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include: (1) the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner, (2) the challenges in achieving strategic objectives, cost savings and other anticipated benefits from acquisitions, (3) the potential loss of key employees of the acquired businesses, (4) the risk of diverting the attention of senior management from our operations, (5) risks associated with integrating financial reporting and internal control systems, (6) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses and (7) future impairments of goodwill of an acquired business.

We could experience difficulties in integrating geographically separated organizations, systems and facilities, and personnel with diverse backgrounds. Integration of an acquired business also may require management resources that otherwise would be available for development of our existing business. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, results of operations and financial condition could be adversely affected.
Changes in governmental programs and private lending practices may reduce our revenues or profitability.

Students comprise a significant portion of our consumer base. Many of these students depend on government and private funding, in the form of loans or grants, to pay for their education, including course books, digital products and other materials. Many of these programs are highly regulated and subject to frequent and substantial changes. In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to students. Without sufficient government-sponsored loan programs, some of these students may have to forego higher education opportunities. As a result, any decreases or delays in government-sponsored student loans or grants could reduce enrollment and thereby lead to decreased demand for our products, negatively impacting our business, financial position and results of operations.
We may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in our loss of significant rights.

Litigation regarding copyrights and other intellectual property rights is extensive in the publishing industry, including claims involving the terms by which text, photographs and other content are licensed to us for inclusion in our textbooks and other products. We are currently subject to such claims and may continue to be in the future. Our third-party suppliers may also become subject to infringement claims, which in turn could negatively impact our business.

Litigation is expensive and time-consuming and has the potential to divert management’s attention from our business and could have an adverse effect on our business, financial position and results of operations. If there is a successful claim of infringement against us, our customers or our third party intellectual property providers, we may be required to pay substantial damages to the party claiming infringement, stop selling products or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable terms, if at all. All of these requirements could damage our business. We may have to develop non-infringing technology and our failure in doing so or to obtain licenses to the proprietary rights on a reasonable or timely basis could have an adverse effect on our business, financial position and results of operations.
Consolidation in the markets in which we operate could place us at a competitive disadvantage.

Some of the markets in which we operate have experienced significant consolidation. In particular, the combinations of traditional media content companies and new media distribution companies have resulted in new business models and strategies. Similarly, the consolidation of book retailers has increased our reliance on certain customers. We cannot predict with certainty the extent to which these types of business combinations may occur or the impact that they may have. These combinations could potentially place us at a competitive disadvantage with respect to negotiations, scale, resources, and our ability to develop and exploit new media technologies, which could materially and adversely affect our business, financial position and results of operations.
We entered into shared services agreements to provide MHSE certain services and we may be obligated to continue to provide such services in the event MHSE is unable to pay its allocated costs.

As part of the Restructuring, we entered into shared services agreements to provide MHSE certain services including, but not limited to, payroll, marketing, finance, accounting, legal, procurement, information technology, inventory management, production operations, cash management and human resources, as well as the use of space in certain of our locations. We allocated costs to MHSE for providing the applicable services and space, to be settled in cash on a regular basis. In the event that MHSE is unable to pay its allocated costs for the services provided, including in connection with a bankruptcy of MHSE, we may be obligated to continue to provide such services pursuant to the shared services agreements without compensation, which could also have a negative impact on our business, financial position and results of operations.
Our business relies on our hosting facilities and electronic delivery systems and any failures or disruptions may adversely affect our ability to serve our customers.

We depend on the capacity, reliability and security of our hosting facilities and electronic delivery systems to provide our online products to our customers. Use of our electronic delivery systems and other factors such as loss of service from third parties, operational failures, sabotage, break-ins, and similar disruptions from unauthorized tampering or hacking, human error, national disasters, power loss, or computer viruses could cause our systems to operate slowly or interrupt their availability for periods of time. The failure of our electronic delivery systems may result in an interruption in our operations, harm to our reputation and loss of revenue. If disruptions, failures or slowdowns of our electronic delivery systems occur, our ability to distribute our products and services effectively and to serve our customers may be adversely affected. We do not currently have a backup facility for all of our online products, and any disruption to our current hosting facilities could have an adverse effect on our business, financial position and results of operations.

Our Sponsor’s interest may conflict with or differ from our interests.

Our Sponsor controls our ultimate parent company, which indirectly owns 100% of our common equity. In addition, representatives of our Sponsor comprise a majority of our directors. As a result, our Sponsor can control our ability to enter into significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets. The interests of our Sponsor and its affiliates could conflict with or differ from our interests. For example, the concentration of ownership held by our Sponsor could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us.

Our ultimate parent company is also the ultimate parent company of MHSE, which owns the SEG business. Therefore, in addition to controlling our activities through its control of Parent, our Sponsor can also control the activities of MHSE through this same ownership and control structure. There can be no assurance that our Sponsor will not decide to focus its attention and resources on MHSE or on matters relating to MHSE that otherwise could be directed to our business and operations. If our Sponsor determines to focus attention and resources on MHSE instead of us, it could adversely affect our ability to expand our existing business or develop new business.

Additionally, our Sponsor is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete, directly or indirectly with us. Our Sponsor may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Additionally, even if our Sponsor invests in competing businesses through Parent, such investments may also be made through MHSE. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor.

So long as our Sponsor continues to indirectly own a significant amount of the equity of our ultimate parent company, even if such amount is less than 50%, they will continue to be able to substantially influence or effectively control our ability to enter into any corporate transactions.

Because our equity securities are not registered under the securities laws of the United States or in any other jurisdiction and are not listed on any U.S. securities exchange, we are not subject to certain of the corporate governance requirements of U.S. securities authorities or to any corporate governance requirements of any U.S. securities exchanges.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.
We are a highly leveraged company. As of December 31, 2014, we had $1,481 million face value of outstanding indebtedness (in addition to $240 million of commitments under our revolving credit facility of which nil was drawn (without giving effect to letters of credit)), and for the year ended December 31, 2014, we had total debt service payment obligations of $166 million (including approximately $78 million of debt service relating to fixed rate obligations).
Our substantial indebtedness could have important consequences to the holders of our notes. For example, it could:

•	limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes;

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing funds available to us for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	make us more vulnerable to downturns in our business or the economy;

•	restrict us from making strategic acquisitions, engaging in development activities, introducing new technologies or exploiting business opportunities;

•	cause us to make non-strategic divestitures;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets; or

•	expose us to the risk of increased interest rates, as certain of our borrowings, including borrowings under the Senior Facilities, are at variable rates of interest.
In addition, the agreements governing our indebtedness contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness.
Despite our substantial indebtedness, we may still be able to incur significantly more debt, which could intensify the risks described above.
We and our subsidiaries may be able to incur substantial indebtedness in the future. Although the terms of the agreements governing our indebtedness contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. For example, as of December 31, 2014, we had approximately $240 million available for additional borrowing under the revolving credit facility portion of our Senior Facilities (without giving effect to letters of credit), all of which would be secured. The more leveraged we become, the more we, and in turn our security holders, will be exposed to certain risks described above under “-Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.”
Our operating results fluctuate on a seasonal and quarterly basis and in the event that we do not generate sufficient net sales in the quarter that payment is due on our debt, we may not be able to meet our debt service obligations.
Our business is seasonal. Purchases of MHGE Higher Education products are typically made in the third and fourth quarters for the semesters starting classes in September and January. We typically realize approximately 36% and 29% of net sales during the third and fourth quarters, respectively, making third-quarter results material to full-year performance. This sales seasonality affects operating cash flow from quarter to quarter. There are months when we operate at a net cash deficit from our activities. We cannot make assurances that our third quarter net sales will continue to be sufficient to meet our obligations or that they will be higher than net sales for our other quarters. In the event that we do not derive sufficient net sales in the third quarter, we may not be able to meet our debt service requirements and other obligations.
Our debt agreements contain restrictions that will limit our flexibility in operating our business.
The agreements contain, and future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries ability to, among other things: incur additional debt, guarantee indebtedness or issue certain preferred shares;

•	pay dividends on or make distributions in respect of, or repurchase or redeem, our capital stock or make other restricted payments;

•	prepay, redeem or repurchase certain debt;

•	make loans or certain investments;

•	sell certain assets;

•	create liens on certain assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates;

•	alter the businesses we conduct;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	designate our subsidiaries as unrestricted subsidiaries.
As a result of these covenants, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

A failure to comply with the covenants under the agreements governing our indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any such default, the lenders thereunder:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit; or

•	could require us to apply all of our available cash to repay these borrowings
Such actions by the lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the holders of our indebtedness could proceed against the collateral granted to them to secure that indebtedness.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Senior Facilities are at variable rates of interest and expose us to interest rate risk. Assuming a one percent change in the variable rates of interest, the annual interest expense on indebtedness under the Senior Facilities would change by approximately $2 million. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Our corporate headquarters are located in leased premises at Two Penn Plaza, New York, NY 10121. We lease offices, warehouses and other facilities at over 40 locations, of which 10 are in the United States. In addition, we occupy real property that we own at 6 locations, of which 2 are in the United States. Our properties consist primarily of office space used by our operating segments, and we also utilize warehouse space and book distribution centers. We believe that all of our facilities are well maintained and are suitable and adequate for our current needs.

The properties listed in the table below are our principle owned and leased properties:

Location	Lease Expiration	Approximate Area	Principle Use of Space
Owned Premises:
Blacklick, Ohio	Owned	548,144	Warehouse & Office
Whitby, Ontario, Canada	Owned	175,654	Warehouse & Office
Dubuque, Iowa	Owned	139,062	Office
Leased Premises:
New York, NY	2020	168,903	Office
Burr Ridge, IL	2018	108,102	Office
Cautitlan, Edomex, Mexico	2015	102,531	Warehouse
Noida, Uttar Pradesh, India	2015	90,500	Warehouse & Office
Maidenhead, United Kingdom	2063	82,924	Warehouse & Office
Irvine, CA	2019	53,220	Office
Coslada, Madrid, Spain	2015	52,797	Warehouse & Office
Seattle, WA	2021	24,646	Office
East Windsor, NJ	2024	23,183	Office

In addition, we own and lease other offices that are not material to our operations.

Item 3. LEGAL PROCEEDINGS

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.
Item 6. SELECTED FINANCIAL DATA

The following table presents our selected historical combined consolidated financial data and operating results. We derived the consolidated historical financial statement data as of December 31, 2014 and 2013 (Successor) and for the year ended December 31, 2014 (Successor), the periods March 23, 2013 to December 31, 2013 (Successor), January 1, 2013 to March 22, 2013 (Predecessor) and the year ended December 31, 2012 (Predecessor) from our audited combined consolidated financial statements included in this Annual Report on Form 10-K. We derived the combined historical financial statement data as of December 31, 2012, 2011 and 2010 (Predecessor), for the years ended December 31, 2011 and 2010 (Predecessor) from our audited combined financial statements for such years, which are not included in this Annual Report on Form 10-K.

The selected historical combined consolidated financial data and operating results presented below should be read in conjunction with our audited combined consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. Our historical combined consolidated financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented, including changes that occurred in our operations and capitalization as a result of the Founding Transactions.

	Successor		Predecessor
	Year Ended	March 23, 2013	January 1, 2013	Year Ended
	December 31,	to	to	December 31,
(Dollars in thousands)	2014	December 31, 2013	March 22, 2013	2012	2011	2010
Statement of Operations
Revenue	$1,290,478	$1,055,805	$186,242	$1,258,946	$1,335,202	$1,325,924
Cost of goods sold	358,731	460,850	56,249	387,485	406,558	409,824
Gross Profit	931,747	594,955	129,993	871,461	928,644	916,100

Operating Expenses:
Operating & administration expenses	683,239	494,565	129,336	640,484	652,389	585,700
Depreciation	15,456	16,192	3,874	19,257	16,130	16,236
Amortization of intangibles	103,347	69,231	1,699	6,799	7,230	4,944
Transaction costs	3,931	27,612	—	—	—	—
Total operating expenses	805,973	607,600	134,909	666,540	675,749	606,880
Operating (loss) income	125,774	(12,645)	(4,916)	204,921	252,895	309,220
Interest expense (income), net	146,124	135,022	481	(913)	(2,885)	(1,223)
Other (income)	(12,429)	(2,125)	—	(7,488)	—	—
(Loss) Income from operations before taxes on income	(7,921)	(145,542)	(5,397)	213,322	255,780	310,443
Income tax (benefit) provision	(11,447)	(61,831)	(1,213)	86,470	94,013	112,461
Net (loss) income	3,526	(83,711)	(4,184)	126,852	161,767	197,982
Less: net (income) loss attributable to non-controlling interests	299	(2,251)	631	(4,559)	(4,320)	(4,482)
Net (loss) income attributed to McGraw-Hill Global Education Intermediate Holdings, LLC	$3,825	$(85,962)	$(3,553)	$122,293	$157,447	$193,500

	Successor			Predecessor
	Year Ended December 31,	March 23, 2013 to	January 1, 2013 to	Year Ended December 31,
	2014	December 31, 2013	March 22, 2013	2012	2011	2010
Other Financial data
EBITDA	$321,237	$140,761	$10,822	$317,355	$351,249	$408,570
Adjusted EBITDA	409,554	416,172	3,956	411,215	428,988	451,390
Post-Plate Adjusted Cash EBITDA	359,291	363,717	(10,172)	354,031	383,092	389,120
Capital expenditures	39,580	6,749	1,911	17,121	15,469	11,388
Investment in prepublication costs	50,263	52,455	14,128	78,287	73,379	75,578

	Successor		Predecessor
	As of		As of
	December 31,		December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Balance Sheet data
Cash and cash equivalents	$232,098	$253,390	$98,188	$110,267	$104,897
Working capital(1)	55,395	89,354	146,628	120,254	116,558
Total assets	2,286,474	2,367,198	1,211,522	1,224,895	1,296,152
Long-term debt	1,447,473	1,483,815	—	—	—
Equity	261,859	223,268	674,580	662,503	680,765
(1) Working capital is calculated as current assets less current liabilities.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our combined consolidated financial statements including the accompanying notes and “Selected Financial Data” included elsewhere in this Annual Report. In addition to historical information, this discussion contains forward-looking statements that are subject to risks and uncertainties including, but not limited to, those described in "Risk Factors" and elsewhere in this Annual Report. Actual results may differ substantially from those contained in any forward-looking statements. See Item 1A. "Risk Factors" and "Special Note Regarding Forward-Looking Statements".
Overview
We are a learning science company and leading global provider of world-class educational materials and learning solutions that drive outcomes through adaptive technology targeted to the higher education (two- and four-year college and university) and professional markets. We believe that harnessing technology will enhance learning, both inside and outside of the classroom, and will deepen the connections between students and educators to empower greater success. Our understanding of learning is what enables us to build technology based resources that know how individuals learn and also adapt to their own needs and learning styles. We deliver what students and educators want: an experience that combines content and technology from multiple providers in a way that is seamless, elegant and tailored to personal needs. We believe we have industry-leading content curation capabilities, proven digital platforms, brand recognition and global scale to be well positioned in the ongoing industry transformation from print products to digital based learning solutions. We currently distribute our educational materials and learning solutions in nearly 60 languages globally.

Our Business
Our three businesses are:

•
MHGE Higher Education: (65% of total revenue for the year ended December 31, 2014) Provides post-secondary students and professors with high-quality adaptive digital learning solutions, eBooks, custom publishing solutions, and traditional printed textbook products.

•
MHGE Professional: (9% of total revenue for the year ended December 31, 2014) Provides instructional content and subscription-based information services for professionals and the education/test prep communities when, where and through whichever medium they prefer.

•
MHGE International: (26% of total revenue for the year ended December 31, 2014) Leverages our global scale, brand recognition and extensive product portfolio to serve educational and professional markets around the world.

The Founding Acquisition
On March 22, 2013, AcquisitionCo, a wholly-owned subsidiary of Georgia Holdings, Inc., acquired all of the outstanding equity interests of certain subsidiaries of MHC. The acquired subsidiaries included all of MHC’s educational materials and learning solutions business, which is comprised of two elements (i) the HPI business which includes post-secondary education and professional products both in the U.S. and internationally and (ii) SEG business, which includes school and assessment products targeting students in the pre-kindergarten through secondary school market.
AcquisitionCo was formed and is owned by investment funds affiliated with Apollo Global Management, LLC (“Apollo” or the “Sponsor”). The Company and its wholly owned subsidiary MHGE Holdings were created to facilitate the Founding Acquisition. The terms “we,” “our,” and “us” used herein refer to the Company. In connection with the Founding Acquisition, the Restructuring was completed, the result of which was that the HPI business and the SEG business were separated under two legal entities. The HPI business is now owned by MHGE Holdings, and the SEG business is owned by MHSE Holdings, a separate wholly owned subsidiary of the Parent.

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
Overall Operating Results
The following table sets forth certain historical combined consolidated financial information for the year ended December 31, 2014 (Successor), the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) and the year ended December 31, 2012 (Predecessor). The following table and discussion should be read in conjunction with the information contained in our historical combined consolidated financial statements and the notes thereto included elsewhere in this document. However, our historical results of operations set forth below and elsewhere in this document may not necessarily reflect what would have occurred if we had been a separate, stand-alone entity during the periods presented or what will occur in the future.

	Successor		Predecessor
	Year Ended	March 23, 2013	January 1, 2013	Year Ended
		through	through
	December 31, 2014	December 31, 2013	March 22, 2013	December 31, 2012
Revenue	$1,290,478	$1,055,805	$186,242	$1,258,946
Cost of goods sold	358,731	460,850	56,249	387,485
Gross profit	931,747	594,955	129,993	871,461
Operating expenses
Operating & administration expenses	683,239	494,565	129,336	640,484
Depreciation	15,456	16,192	3,874	19,257
Amortization of intangibles	103,347	69,231	1,699	6,799
Transaction related expenses	3,931	27,612	—	—
Total operating expenses	805,973	607,600	134,909	666,540
Operating (loss) income	125,774	(12,645)	(4,916)	204,921
Interest expense (income), net	146,124	135,022	481	(913)
Other (income) expense	(12,429)	(2,125)	—	(7,488)
(Loss) income from operations before taxes on income	(7,921)	(145,542)	(5,397)	213,322
Income tax (benefit) provision	(11,447)	(61,831)	(1,213)	86,470
Net (loss) income	3,526	(83,711)	(4,184)	126,852
Less: net (income) loss attributable to noncontrolling interests	299	(2,251)	631	(4,559)
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$3,825	$(85,962)	$(3,553)	$122,293

Revenue
2014 vs. 2013
Revenue for the year ended December 31, 2014 (Successor), periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $1,290,478, $1,055,805 and $186,242, respectively, an increase of $48,431 or 4%. The increase in 2014 was primarily due to an increase in MHGE Higher Education revenue in addition to purchase accounting adjustments that increased reported revenues by $1,367 in the

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

year ended December 31, 2014 compared to decreased reported revenues by $29,186 in the 2013 Successor period, partially offset by decreases in MHGE International revenue. Growth in digital sales of $71,375 and custom print sales of $13,577 was partially offset by decrease in traditional print sales of $67,608.
2013 vs. 2012
Revenue for the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) and the year ended December 31, 2012 (Predecessor) was $1,055,805, $186,242, and $1,258,946 respectively, a decrease of $16,899 or 1%. This was primarily due to purchase accounting adjustments that decreased reported deferred revenues by $29,186, as well as decreases in MHGE Professional and MHGE International revenue, partially offset by an increase in MHGE Higher Education revenue. Traditional print sales decreased $85,809, partially offset by growth in digital sales of $60,674 and custom print sales of $40,363.
MHGE Higher Education
2014 vs. 2013
MHGE Higher Education revenue for the year ended December 31, 2014 (Successor), the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $840,549, $664,698 and $107,717, respectively, an increase of $68,134 or 9%. Increases in MHGE Higher Education revenue were primarily due to growth in both digital of $58,958 and custom print sales of $13,577 as well as the impact of purchase accounting adjustments of $30,555, partially offset by decreases in traditional print sales of $35,560. In addition, within our digital adaptive learning products, unique users for McGraw-Hill Connect and unique users of LearnSmart increased 17% and 33%, respectively, for the year ended December 31, 2014 reflecting increased demand for both product lines. In addition, MHGE Higher Education revenue increased as a result of the Company's acquisition of ALEKS Corporation in August 2013, a developer of adaptive learning technology for the higher education and K-12 education markets.
2013 vs. 2012
MHGE Higher Education revenue for the periods from March 23, 2013 to December 31, 2013 (Successor), January 1, 2013 to March 22, 2013 (Predecessor) and for the year ended December 31, 2012 (Predecessor) was $664,698, $107,717 and $766,803, respectively, an increase of $5,612 or 1%. Increases in MHGE Higher Education revenue were primarily due to growth in both digital sales of $45,652 and custom print sales of $40,363, partially offset by decreases in traditional print sales of $50,060 and higher returns. In addition, within our digital adaptive learning products, the increase in unique users for McGraw- Hill Connect and unique users of LearnSmart increased 51% and 46%, respectively in 2013 (Successor), which reflects increased demand for both product lines. The increase in MHGE Higher Education revenue was offset by a purchase accounting adjustment to deferred revenue of $25,333, as well as a large one-time order of approximately $4,289 in 2012 (Predecessor) that did not repeat in 2013 (Successor). In addition, MHGE Higher Education revenue increased as a result of the Company's acquisition of ALEKS Corporation in August 2013, a developer of adaptive learning technology for the higher education and K-12 education markets.

MHGE Professional

2014 vs. 2013
MHGE Professional revenue for the year ended December 31, 2014 (Successor), the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $116,774, $93,988 and $23,139, respectively, a decrease of $353 or 0%. The comparison was relatively flat. Growth in digital sales of $3,876 was offset by lower traditional print sales of $3,856 as well as the impact of purchase accounting adjustments of $440.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

2013 vs. 2012
MHGE Professional revenue for the periods from March 23, 2013 to December 31, 2013 (Successor), January 1, 2013 to March 22, 2013 (Predecessor) and for the year ended December 31, 2012 (Predecessor) was $93,988, $23,139 and $121,601, respectively, a decrease of $4,474 or 4%. The decrease was primarily due to a purchase accounting adjustment to deferred revenue of $2,735, as well as lower traditional print sales of $8,834, partially offset by growth in digital sales of $5,712.

 MHGE International
2014 vs. 2013
MHGE International revenue for the year ended December 31, 2014 (Successor), the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $333,764, $296,353 and $53,009, respectively, a decrease of $15,598 or 4%. The decrease was primarily due to declines in sales in Latin America, Canada, and EMEA driven by market challenges and higher returns. Traditional print sales decreased $25,808 partially offset by growth in digital sales of $8,540 as well as the impact of purchase accounting adjustments of $437. Foreign exchange rates had an unfavorable impact on revenue of $6,436, $4,880 and $113 for the year ended December 31, 2014 (Successor), the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor). This impact refers to constant currency comparisons estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year.
2013 vs. 2012
MHGE International revenue for the periods from March 23, 2013 to December 31, 2013 (Successor), January 1, 2013 to March 22, 2013 (Predecessor) and for the year ended December 31, 2012 (Predecessor) was $296,353, $53,009 and $370,830, respectively, a decrease of $21,468 or 6%. The decrease was primarily due to a purchase accounting adjustment to deferred revenue of $1,118, as well as declines in higher education sales, English language training sales, school sales in Spain, Canada and Mexico, as well as medical sales. Traditional print sales decreased $28,436, partially offset by growth in digital sales of $9,310. Foreign exchange rates had an unfavorable impact on revenue of $4,880, $113 and $12,680 for the periods from March 23, 2013 to December 31, 2013 (Successor), January 1, 2013 to March 22, 2013 (Predecessor) and for the year ended December 31, 2012 (Predecessor), respectively. This impact refers to constant currency comparisons estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year.

Cost of Goods Sold
2014 vs. 2013
Cost of goods sold for the year ended December 31, 2014 (Successor), the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $358,731, $460,850 and $56,249, respectively. This decrease was primarily due to the purchase accounting step-up to fair market value of inventory of $141,100 for the Successor period from March 23, 2013 to December 31, 2013. As a percentage of revenue, cost of goods sold for the year ended December 31, 2014 (Successor), the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were 28%, 44%, and 30%, respectively. Manufacturing costs as a percentage of revenue for the the year ended December 31, 2014 (Successor), the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were 13%, 21% and 13%, respectively, while royalty expenses as a percentage of revenue for the year ended December 31, 2014 (Successor), the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were 13%, 20% and 13%, respectively. The variance in the percentage for cost of goods sold is impacted by purchase accounting, the transition from print to higher margin digital products and the reduction in the royalty percentage reflects the acquisitions of ALEKS and Area 9.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

2013 vs. 2012
Cost of goods sold for the periods from March 23, 2013 to December 31, 2013 (Successor), January 1, 2013 to March 22, 2013 (Predecessor) and for the year ended December 31, 2012 (Predecessor) was $460,850, $56,249 and $387,485, respectively. This increase was primarily due to the purchase accounting step-up to fair market value of inventory of $141,100 as of March 23, 2013, partially offset by the decline in revenue and favorable manufacturing costs and royalty rates due to product mix. As a percentage of revenue, cost of goods sold for the periods from March 23, 2013 to December 31, 2013 (Successor), January 1, 2013 to March 22, 2013 (Predecessor) and for the year ended December 31, 2012 (Predecessor) was 44%, 30% and 31%, respectively. Manufacturing costs as a percentage of revenue for the periods from March 23, 2013 to December 31, 2013 (Successor), January 1, 2013 to March 22, 2013 (Predecessor) and for the year ended December 31, 2012 (Predecessor) were 21%, 13% and 15%, respectively, while royalty expenses as a percentage of revenue for the periods from March 23, 2013 to December 31, 2013 (Successor), January 1, 2013 to March 22, 2013 (Predecessor) and for the year ended December 31, 2012 (Predecessor) were 20%, 13% and 13%, respectively.

Operating & Administration Expenses
2014 vs. 2013
Operating & administration expenses for the year ended December 31, 2014 (Successor), periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were $683,239, $494,565 and $129,336, respectively. The increase in 2014 was primarily as a result of higher physical separation costs, costs to action cost savings initiatives taken in 2014 partially offset by a more favorable cost structure as a stand-alone company. As a percentage of revenue, operating & administration expenses for the year ended December 31, 2014, the periods from March 23, 2013 to December 31, 2013 and January 1, 2013 to March 22, 2013 were 53%, 47% and 69%, respectively.

2013 vs. 2012

Operating and administration expenses for the periods from March 23, 2013 to December 31, 2013 (Successor), January 1, 2013 to March 22, 2013 (Predecessor) and for the year ended December 31, 2012 (Predecessor) were $494,565, $129,336 and $640,484, respectively. The decrease in the 2013 periods was primarily as a result of the restructuring actions taken in 2012 and a more favorable cost structure as a stand-alone company, partially offset by restructuring actions taken in 2013. In addition, a change in capitalization policy on some components of digital development costs impacted year-over-year comparability. In the year ended December 31, 2012 (Predecessor), these costs were capitalized; however, during in the 2013 periods, these costs were expensed resulting in a $8,978 unfavorable variance in operating and administrative expense. As a percentage of revenue, operating and administration expenses for the periods from March 23, 2013 to December 31, 2013 (Successor), January 1, 2013 to March 22, 2013 (Predecessor) and for the year ended December 31, 2012 (Predecessor) were 47%, 69% and 51%, respectively.

Depreciation & Amortization of Intangibles
2014 vs. 2013
Total depreciation and amortization expenses for the year ended December 31, 2014 (Successor), periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were $118,803, $85,423 and $5,573, respectively. This increase was primarily due to increases in the fair value of definite-lived intangible assets of $998,007, $40,700 and $44,800 related to the Founding Acquisition, ALEKS and Area 9 acquisitions respectively.
2013 vs. 2012
Total depreciation and amortization expenses for the periods from March 23, 2013 to December 31, 2013 (Successor), January 1, 2013 to March 22, 2013 (Predecessor) and for the year ended December 31, 2012

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

(Predecessor) were $85,423, $5,573 and $26,056, respectively. This was primarily due to an increase in the fair value of definite-lived intangible assets related to the Founding Acquisition and ALEKS acquisition, respectively.

Transaction related expenses
Transaction related expenses for the year ended December 31, 2014 (Successor) and period from March 23, 2013 to December 31, 2013 (Successor) were $3,931 and $27,612, respectively. There was no transaction related expense recorded in the Predecessor period in 2013 and the year end December 31, 2012 (Predecessor). These amounts represent the transaction costs associated with the Founding Acquisition which include external legal and consulting expenses.
Interest expense, net
Interest expenses, net, for the year ended December 31, 2014 (Successor), periods from March 23, 2013 to December 31, 2013 (Successor), January 1, 2013 to March 22, 2013 (Predecessor) and the year ended December 31, 2012 (Predecessor) were $146,124, $135,022, $481 and income of $913, respectively. This is primarily a result of the debt incurred to finance the Founding Acquisition. The interest expenses, net in 2014 was favorably impacted by the voluntary principal payment of the term loan facility of $35,000 and $81,000 on March 24, 2014 and December 31, 2013, respectively, and the refinancing of the term loan facility to the aggregate principal amount of $687,925 on March 24, 2014. As discussed in Note 2 - The Founding Transactions to the combined consolidated financial statements, our Founding Acquisition was financed by borrowings consisting of an initial $810,000 6-year senior secured term loan credit facility, all of which was drawn at closing, $240,000 5-year senior secured revolving credit facility, of which $35,000 was drawn at closing, and an issuance of $800,000, 9.75% first-priority senior secured notes.
Provision for Taxes on Income
Taxes on income for the year ended December 31, 2014 (Successor), periods from March 23, 2013 to December 31, 2013 (Successor), January 1, 2013 to March 22, 2013 (Predecessor) and the year ended December 31, 2012 (Predecessor) were benefits of $11,447, $61,831, $1,213, and a provision of $86,470, respectively. The Predecessor tax provisions and related deferred tax assets and liabilities were determined for the Company was a separate taxpayer. For the year ended December 31, 2014 (Successor), the periods March 23, 2013 to December 31, 2013 (Successor), January 1, 2013 to March 22, 2013 (Predecessor), the effective tax rate was 144.5%, 42.5%, 22.5%, and 40.5%, respectively.
Non-GAAP Financial Measures
Net Income Reconciliation to EBITDA, Adjusted EBITDA and Post-Plate Adjusted Cash EBITDA
EBITDA, a measure used by management to assess operating performance, is defined as income from continuing operations plus interest, income taxes, depreciation and amortization, including amortization of prepublication costs (“plate investment”). Adjusted EBITDA is defined as EBITDA adjusted to exclude unusual items and other adjustments required or permitted in calculating covenant compliance under the indenture governing our senior secured notes and/or our new senior secured credit facilities. Post-Plate Adjusted Cash EBITDA reflects the impact of cash spent for plate investment. Plate investment costs, reflecting the cost of developing education content, are capitalized and amortized. These costs are capitalized when the title is expected to generate probable future economic benefits and are amortized upon publication of the title over its estimated useful life of up to six years. Post-Plate Adjusted Cash EBITDA reflects EBITDA as defined in the First Lien Credit Agreement and the Bond Indenture.
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
Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax rules in the jurisdictions in which companies operate, and capital investments. In addition, EBITDA provides more comparability between the historical operating results and operating results that reflect purchase accounting and the new capital structure.
Management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA and Post-Plate Adjusted Cash EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.
EBITDA, Adjusted EBITDA and Post-Plate Adjusted Cash EBITDA are calculated as follows:

	Successor		Predecessor
	Year Ended	March 23, 2013	January 1, 2013	Year Ended
	December 31, 2014	to December 31, 2013	to March 22, 2013	December 31, 2012
Net income (loss)	$3,526	$(83,711)	(4,184)	126,852
Interest (income) expense, net	146,124	135,022	481	(913)
Provision for (benefit from) taxes on income	(11,447)	(61,831)	(1,213)	86,470
Depreciation, amortization and plate investment amortization	183,034	151,281	15,738	104,946
EBITDA	321,237	140,761	10,822	317,355
Deferred revenue (a)	10,875	62,185	(12,926)	21,234
Restructuring and cost savings implementation charges (b)	30,600	21,933	2,767	24,386
Sponsor fees (c)	3,500	875	—	—
Elimination of corporate overhead (d)	—	—	—	58,198
Purchase accounting (e)	(2,600)	141,100	—	—
Transaction costs (f)	3,931	27,612	—	—
Acquisition costs (g)	2,833	4,296	—	—
Physical separation costs (h)	24,202	4,100	—	—
Other (i)	14,976	13,310	3,293	(9,958)
Adjusted EBITDA	409,554	416,172	3,956	411,215
Plate investment cash costs (j)	(50,263)	(52,455)	(14,128)	(78,287)
Post-Plate Adjusted Cash EBITDA prior to stand-alone cost savings	359,291	363,717	(10,172)	332,928
Stand-alone cost savings for implemented initiatives (k)	—	—	—	21,103
Post-Plate Adjusted Cash EBITDA	$359,291	$363,717	$(10,172)	$354,031
Annualized cost savings for initiatives implemented or that will be implemented (l)	27,000	42,000	—	24,000
Pre-acquisition ALEKS Post-Plate Adjusted EBITDA (m)	—	5,000	—	—
Post-Plate Adjusted Cash EBITDA after annualized cost savings and pre-acquisition ALEKS	$386,291	$410,717	$(10,172)	$378,031

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

Notes:

(a)
We receive cash for certain digital products up front but recognize revenue over time. We record a liability for deferred revenue when we receive the cash. This adjustment represents the net effect of converting deferred revenues (inclusive of deferred royalties) on digital sales to a cash basis assuming the collection of all receivable balances. For the year ended December 31, 2014, this adjustment was $12,242, and there was also purchase accounting adjustments that increased reported revenues by $1,367.

(b)
Represents run-rate cost savings, non-recurring severance and other expenses associated with headcount reductions and other cost savings initiated in 2013 and 2014 as part of our formal restructuring initiatives to create a flatter and more agile organization.

(c)	Beginning in 2014, $3,500 of annual management fees was recorded and payable to the Sponsor. The amount recorded in the Successor period from March 23, 2013 to December 31, 2013 was $875.

(d)	The general corporate allocations represent executive management costs incurred by MHC and they were no longer incurred beginning in Q1 2013.

(e)
Represents the effects of the application of purchase accounting associated with the acquisition of MHC's educational materials and learning solutions business on March 22, 2013, driven by the step-up of acquired inventory. The deferred revenue adjustment recorded as a result of purchase accounting has been considered in the deferred revenue adjustment.

(f)	The amount represents the transaction costs associated with the acquisition of MHC's educational materials and learning solutions business on March 22, 2013.

(g)	The amount represents costs incurred for acquisitions subsequent to the Founding Acquisition including ALEKS and Area 9.

(h)	The amount represents costs incurred to physically separate our operations from MHC. These physical separation costs were incurred subsequent to the Founding Acquisition.

(i)
For the year ended December 31, 2014, the amount represents (i) cash distributions to noncontrolling interest holders of $169; (ii) non-cash incentive compensation expense; (iii) elimination of non-cash gain of $7,329 in Area 9; and (iv) other adjustments permitted and/or required under the indentures governing MHGE's notes and the credit agreement governing MHGE's senior credit facilities. For the year ended December 31, 2013 and 2012, the amount represents (i) cash distributions to noncontrolling interest holders (excluding special dividends) of $5,470 and $526, respectively; (ii) the elimination of a $7,488 benefit realized in 2012 as a result of a change in the Company’s vacation policy; (iii) non-cash incentive compensation expense recorded directly beginning in Q113; and (iv) other adjustments permitted and/or required under the indentures governing MHE's existing notes and the credit agreement governing MHE's senior credit facilities.

(j)	Represents cash spent for plate investment during the period.

(k)
Represents stand-alone cost savings to reflect our expectation that costs incurred on a stand-alone basis will be lower than costs historically allocated to McGraw-Hill Education, LLC by The McGraw-Hill Companies, Inc. These allocations were primarily related to services and expenses including (i) global technology operations and infrastructure; (ii) global real estate occupancy; (iii) employee benefits; and (iv) shared services such as tax, legal, treasury, and finance.

(l)
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

(m)	Represents the pre-acquisition impact of ALEKS business which was acquired on August 2013.
Debt and Liquidity

	As of December 31,
	2014	2013	2012
Cash and cash equivalents	$232,098	$253,390	$98,188
Current portion of long-term debt	6,880	8,100	—
Long-term debt	1,447,473	1,483,815	—
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
As of December 31, 2014 and 2013, we had cash and cash equivalents of $232,098 and $253,390, respectively. The cash held by foreign subsidiaries as December 31, 2014 and 2013 was $46,293 and $65,169. These cash balances held outside the U.S. will be used to fund international operations and to make investments outside of the U.S. In the event funds from international operations were needed to fund operations in the U.S., we would provide for taxes in the U.S., if any, on the repatriated funds.
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
(Dollars in thousands, unless otherwise indicated)

On March 24, 2014, the Company made a voluntary principal payment of $35,000 and refinanced the term loan facility in the aggregate principal of $687,925. The revised terms reduce the LIBOR floor from 1.25% to 1.0% and the applicable LIBOR margin from 7.75% to 4.75%. The maturity date did not change but quarterly principal payments were reduced from $2,025 to $1,720, maintaining the amortization rate at ¼ of 1% of the refinanced princial amount.

The interest rate on the borrowings under the Senior Facilities is based on LIBOR or Prime, plus an applicable margin. The interest rate at December 31, 2014 was 5.75% for the term loan facility and there were no borrowings outstanding under the revolving credit facility. The term loan facility and the revolving credit facility were issued at a discount of 3% and 2%, respectively. Debt issuance costs and the discount are amortized to interest expense over the term of the respective facility. The amount of amortization included in interest expense was $12,705 and $10,800 for the year ended December 31, 2014 (Successor) and for the period from March 23, 2013 to December 31, 2013 (Successor), respectively. There was no amortization expense recorded in the Predecessor period in 2013.

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
The revolving credit facility includes a springing financial maintenance covenant that requires MHGE Holdings net first lien leverage ratio not to exceed 7.00 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to EBITDA, as defined in the First Lien Credit Agreement). The covenant will be tested quarterly when the revolving credit facility is more than 20% drawn (including outstanding letters of credit), beginning with the fiscal quarter ended June 30, 2013, and will be a condition to drawings under the revolving credit facility (including for new letters of credit) that would result in more than 20% drawn thereunder. As of December 31, 2014 the borrowings under the revolving credit facility were less than 20%, and so the covenant was not in effect.
Post-Plate Adjusted Cash EBITDA as presented earlier reflects EBITDA as defined in the First Lien Credit Agreement. Solely for the purpose of calculating the springing financial covenant, plate investments should be excluded from the calculation of EBITDA.
9.75% First-Priority Senior Secured Notes due 2021
In connection with the Founding Acquisition, on March 22, 2013, the Issuers issued $800,000 in principal amount of the Notes in a private placement. The Notes bear interest at a rate of 9.75% per annum, payable semi‑annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. The Notes were issued at a discount of 1.36%. Debt issuance costs and the discount are amortized to interest expense over the term of the Notes using the effective interest method. The amount of amortization included in interest expense was $2,838 and $4,644 for the year ended December 31, 2014 (Successor) and for the period from March 23, 2013 to December 31, 2013 (Successor), respectively. There was no amortization expense recorded in the Predecessor period in 2013.
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
Scheduled Principal Payments
The scheduled principal payments required under the terms of the Senior Facilities and the Notes as of December 31, 2014 were as follows:

Successor
December 31, 2014
2015	6,880
2016	6,880
2017	6,880
2018	6,880
2019	653,525
2020 and beyond	800,000
1,481,045
Less: Current portion	6,880
$1,474,165

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
The Notes bear interest at 8.5% for interest paid in cash and 9.25% for in-kind interest, “PIK”, by increasing the principal amount of the Notes by issuing new notes. Interest is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2015. The first semi-annual interest payment due must be paid in cash and was paid on February 2, 2015. The determination as to whether interest is paid in cash or PIK is determined based on restrictions in the Company’s borrowing agreements for payments to the Company’s parent. Interest paid in cash will be funded by the Company via a distribution to MHGE Parent. PIK may be paid either 0%, 50% or 100% of the

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

amount of interest due, dependent on the amount of any restriction. The Notes are junior to the debt of all of the Company's subsidiaries, are not guaranteed by any of the parent company’s subsidiaries and are a contractual obligation of MHGE Parent.

Cash Flows
Cash and cash equivalents were $232,098, $253,390 and $98,188 as of December 31, 2014 (Successor), December 31, 2013 (Successor) and December 31, 2012 (Predecessor), respectively.
Cash flows from operating, investing and financing activities are presented in the following table:

	Successor		Predecessor
	Year Ended December 31, 2014	March 23, 2013	January 1, 2013	Year Ended December 31, 2012
		through	through
		December 31, 2013	March 22, 2013
Cash flows from operating activities	$211,117	$365,087	$29,747	$209,474
Cash flows from investing activities	(134,107)	(1,823,804)	(49,128)	(94,716)
Cash flows from financing activities	(95,650)	1,693,883	(57,724)	(129,634)
Net cash flows from operating activities consist of profit after tax, adjusted for changes in net working capital and non-cash items such as depreciation, amortization and write-offs, and movements in provisions and pensions. For the year ended December 31, 2014 (Successor), period March 23, 2013 to December 31, 2013 (Successor), January 1, 2013 to March 22, 2013 (Predecessor) and the year ended December 31, 2012 (Predecessor), respectively:

•
Cash flows provided by operating activities in the year ended December 31, 2014 was $211,117. Cash flows provided by operating activities for the periods from March 23, 2013 to December 2013 and January 1, 2013 to March 22, 2013 were $365,087 and $29,747, respectively. The cash provided by operating activities decreased as a result of lower contributions from working capital and higher payment for interest.

Cash flow provided by operating activities for the periods from March 23, 2013 to December 31, 2013 and January 1, 2013 to March 22, 2013 were $365,087 and $29,747 respectively, compared to $209,474 for the year ended December 31, 2012. The increase in 2013 was primarily depreciation, amortization of intangibles, prepublication costs and deferred financing costs and stock-based compensation expense. The cash provided by operating activities increased as a result of positive changes in working capital due to the timing of vendor payments and related expense management.

•
Cash flows used in investing activities in the year ended December 31, 2014, was $134,107, primarily reflected payments of $56,453 for Area 9 and Ryerson acquisitions as well as prepublication investment of $50,263. Cash flows used in investing activities for the periods from March 23, 2013 to December 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were $1,823,804 and $49,128, respectively. Cash used in the 2013 Successor period primarily reflected the Founding Transaction and ALEKS acquisition. Cash used in the 2013 Predecessor period were the acquisition of the non-controlling interest in the operating company in India and the 20% investment in Area 9. Cash flows used in investing activities in 2012 primarily as a result of investment in plant investment and other projects.

•
Cash flows used in financing activities in year ended December 31, 2014, were $95,650 primarily as a result of payment of term loan of $41,880 and payment of deferred purchase price for ALEKS of $53,500. Cash flows provided by financing activities for the period from March 23, 2013 to December 2013 (Successor) was $1,693,883 which reflected the Founding Transaction, primarily as a result of the borrowings and equity contribution partially offset by the funds allocated to MHSE Holdings and payment of transaction costs. Cash flows used for financing activities during the period from January 1, 2013 to March 22, 2013 (Predecessor) was $57,724. primarily as a result of transfers to MHC. Cash flows used for financing activities in 2012 was $129,634 primarily as a result of transfers to MHC and dividend payment.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

Capital Expenditure and Plate Investment
Part of our plan for growth and stability includes disciplined capital expenditures and plate investment.
An important component of our cash flow generation is our prepublication efficiency. We have been focused on optimizing our plate investment to generate content that can be leveraged across our full range of products, maximizing long-term return on investment. Plate investments, principally external preparation costs, are amortized from the year of publication over their estimated useful lives, one to six years, using either an accelerated or straight-line method. The majority of the programs are amortized using an accelerated methodology. We periodically evaluate the amortization methods, rates, remaining lives and recoverability of such costs. In evaluating recoverability, we consider our current assessment of the market place, industry trends, and the projected success of programs. Our plate investments were $50,263, $52,455 and $14,128 for the year ended December 31, 2014 (Successor), the periods from March 23, 2013 to December 31, 2013 and January 1, 2013 to March 22, 2013, respectively. The decline is due to improved management of prepublication investment and favorable timing.
Capital expenditures include purchases of property, plant and equipment and additions to technology projects. Capital expenditures were $39,580, $6,749 and $1,911 the year ended December 31, 2014 and for the periods from March 23, 2013 to December 31, 2013 and January 1, 2013 to March 22, 2013, respectively.
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
Off-Balance Sheet Arrangements
As December 31, 2014 we did not have any relationships with uncombined entities, such as entities often referred to as specific purpose or variable interest entities where we are the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not exposed to any financial liquidity, market or credit risk that could arise if we had engaged in such relationships.
Contractual Obligations
We typically have various contractual obligations, which are recorded as liabilities in our combined consolidated balance sheets, while other items, such as certain purchase commitments and other executory contracts, are not recognized, bu are disclosed herein. For example, we are contractually committed to acquire paper and other printing services and make certain minimum lease payments for the use of property under operating lease agreements.
The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2014, over the next several years that relate to our continuing operations:

	Payments due by Period
	Total	2015	2016-2017	2018-2019	2020 and beyond
Long-term debt, including current portion(1)	$1,481,045	$6,880	$13,760	$660,405	$800,000
Interest on long-term debt(2)	675,231	117,308	235,270	205,653	117,000
Operating lease obligations(3)	127,499	21,699	38,916	25,857	41,027
Paper and printing services (4)	99,400	52,000	47,400	—	—
Purchase obligation and other (5)	70,400	40,300	30,000	100	—
(1) Amounts shown include principle on Senior Facilities and the Note.
(2) Amounts shown include interest on Senior Facilities and the Note.
(3) Amounts shown include taxes and escalation payments related to our operating lease obligations.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

(4) We have contracts to purchase paper and printing services that have target volume commitments. However, there are no contractual terms that require us to purchase a specified amount of goods or services and if significant volume shortfalls were to occur during a contract period, then revised terms may be renegotiated with the supplier. These obligations are not recorded in our combined consolidated financial statements until contract payment terms take effect.
(5) "Other" consists primarily of commitments for global technology support and enhancement activity related to the Oracle ERP system.

Effective January 1, 2013, in connection with the Transactions, MHGE Holdings, our wholly owned subsidiary, entered into transition services agreement with MHC, pursuant to which MHC provided MHGE Holdings and us with certain corporate services, including corporate accounting, treasury, global procurement and manufacturing, facilities, human resources and information technology during 2013. The transition services agreement with MHC ended during 2014.
Critical Accounting Policies and Estimates
Critical accounting policies are those that require the Company to make significant judgments, estimates or assumptions that affect amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates and assumptions, including, but not limited to, revenue recognition, allowance for doubtful accounts and sales returns, inventories, prepublication costs, accounting for the impairment of long-lived assets (including other intangible assets), goodwill and indefinite-lived intangible assets, stock-based compensation, income taxes and contingencies. The Company bases its judgments, estimates and assumptions on current facts, historical experience and various other factors that the Company believes to be reasonable and prudent under the circumstances. Actual results may differ materially from these estimates. For a complete description of our significant accounting policies, see Note 1 of Notes to Combined Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”

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
Income Taxes
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

Recent Accounting Standards
For a detailed discussion, see Note 1 "Recent Accounting Standards" in our accompanying consolidated financial statements for the year ended December 31, 2014.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Foreign Exchange Risk
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
Interest Rate Risk
We have issued fixed and floating-rate debt and will be subject to variations in interest rates in respect of our floating-rate debt. Borrowings under our Senior Facilities will accrue interest at variable rates, and a 100 basis point increase in the LIBOR on our debt balances outstanding as of December 31, 2014 would increase our annual interest expense by $1,758. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.
In the future we may use interest rate hedges to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.
From time to time we may enter into hedging arrangements with respect to LIBOR borrowings under our Senior Facilities.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of McGraw-Hill Global Education Intermediate Holdings, LLC
We have audited the accompanying consolidated balance sheets of McGraw-Hill Global Education Intermediate Holdings, LLC and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related combined consolidated statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for the year ended December 31, 2014, the period from March 23, 2013 to December 31, 2013 (Successor), the period from January 1, 2013 to March 22, 2013 (Predecessor), and the year ended December 31, 2012 (Predecessor). Our audits also included the financial statement schedule listed in Note 22. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McGraw-Hill Global Education Intermediate Holdings, LLC and subsidiaries at December 31, 2014 and 2013, and the combined consolidated results of their operations and their cash flows for the year ended December 31, 2014, the period from March 23, 2013 to December 31, 2013 (Successor), the period from January 1, 2013 to March 22, 2013 (Predecessor) and the year ended December 31, 2012 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
New York, New York
March 30, 2015

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Combined Consolidated Statements of Operations
(Dollars in thousands)

	Successor		Predecessor
	Year Ended December 31, 2014	March 23, 2013	January 1, 2013	Year Ended December 31, 2012
		to	to
		December 31, 2013	March 22, 2013
Revenue	$1,290,478	$1,055,805	$186,242	$1,258,946
Cost of goods sold	358,731	460,850	56,249	387,485
Gross profit	931,747	594,955	129,993	871,461
Operating expenses
Operating & administration expenses	683,239	494,565	129,336	640,484
Depreciation	15,456	16,192	3,874	19,257
Amortization of intangibles	103,347	69,231	1,699	6,799
Transaction costs	3,931	27,612	—	—
Total operating expenses	805,973	607,600	134,909	666,540
Operating (loss) income	125,774	(12,645)	(4,916)	204,921
Interest expense (income), net	146,124	135,022	481	(913)
Other (income) expense	(12,429)	(2,125)	—	(7,488)
(Loss) income from operations before taxes on income	(7,921)	(145,542)	(5,397)	213,322
Income tax (benefit) provision	(11,447)	(61,831)	(1,213)	86,470
Net (loss) income	3,526	(83,711)	(4,184)	126,852
Less: Net (income) loss attributable to noncontrolling interests	299	(2,251)	631	(4,559)
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$3,825	$(85,962)	$(3,553)	$122,293

See accompanying notes to the combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Combined Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Successor		Predecessor
	Year Ended December 31, 2014	March 23, 2013	January 1, 2013	Year Ended December 31, 2012
		to	to
		December 31, 2013	March 22, 2013
Net (loss) income	$3,526	$(83,711)	$(4,184)	$126,852
Other comprehensive (loss) income:
Foreign currency translation adjustment	(16,676)	(9,946)	(1,376)	6,147
Unrealized gain on investments, net of tax of $167, $51 and ($500) for the periods March 23, 2013 to December 31, 2013 (Successor), January 1, 2013 to March 22, 2013 (Predecessor) and the year ended December 31, 2012, respectively	—	(263)	79	(2,936)
Comprehensive (loss) income	(13,150)	(93,920)	(5,481)	130,063
Less: Comprehensive (income) loss attributable to noncontrolling interest	299	(2,251)	631	(4,559)
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(12,851)	$(96,171)	$(4,850)	$125,504

See accompanying notes to the combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	Successor
	December 31, 2014	December 31, 2013

Current assets
Cash and equivalents	$232,098	$253,390
Accounts receivable, net of allowance for doubtful accounts of $13,957 and $16,213 and sales returns of $181,927 and $168,383 at December 31, 2014 and December 31, 2013, respectively	204,072	225,455
Due from related party	—	27,363
Inventories, net	76,992	80,288
Deferred income taxes	31,538	37,406
Prepaid and other current assets	30,710	25,553
Total current assets	575,410	649,455
Prepublication costs, net	80,980	96,406
Property, plant and equipment, net	91,926	100,688
Goodwill	477,324	314,275
Other intangible assets, net	906,665	1,051,717
Investments	9,219	23,605
Deferred income taxes non-current	43,440	25,831
Other non-current assets	101,510	105,221
Total assets	$2,286,474	$2,367,198
Liabilities and equity
Current liabilities
Accounts payable	130,465	$131,422
Accrued royalties	101,827	94,030
Accrued compensation and contributions to retirement plans	66,243	77,395
Deferred revenue	124,551	121,773
Current portion of long-term debt	6,880	8,100
Due to related parties	889	—
Other current liabilities	89,160	127,381
Total current liabilities	520,015	560,101
Long-term debt	1,447,473	1,483,815
Deferred income taxes	8,288	34,588
Other non-current liabilities	48,839	65,426
Total liabilities	2,024,615	2,143,930
Commitments and contingencies
Equity
Member's equity	370,881	295,949
Accumulated deficit	(82,137)	(85,962)
Accumulated other comprehensive loss	(26,885)	(10,209)
Total Parent company equity	261,859	199,778
Total equity - noncontrolling interests	—	23,490
Total equity	261,859	223,268
Total liabilities and equity	$2,286,474	$2,367,198
See accompanying notes to the combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Combined Consolidated Statements of Cash Flows
(Dollars in thousands)

	Successor		Predecessor
	Year Ended December 31, 2014	March 23, 2013	January 1, 2013	Year Ended December 31, 2012
		to	to
		December 31, 2013	March 22, 2013
Operating activities
Net (loss) income including noncontrolling interests	$3,526	$(83,711)	$(4,184)	$126,852
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities
Depreciation (including amortization of technology projects)	15,456	16,192	3,874	19,257
Amortization of intangibles	103,347	69,231	1,699	6,799
Amortization of prepublication costs	64,231	65,858	10,165	78,890
Loss (gain) on sale of PP&E	—	90	5	493
Provision for losses on accounts receivable	2,587	3,936	(34)	(4,505)
Deferred income taxes	(20,996)	(88,219)	(178)	24,448
Stock-based compensation	7,288	4,886	3,294	15,166
Amortization of debt discount	4,315	4,196	—	—
Amortization of deferred financing costs	11,228	11,248	—	—
Restructuring charges	24,028	7,348	—	17,286
Other	7,678	6,941	—	14,055
Changes in operating assets and liabilities, net of the effect of acquisitions
Accounts receivable	14,779	(123,257)	117,941	(15,808)
Inventories	(16,805)	150,309	(10,829)	(21,433)
Prepaid and other current assets	7,784	3,728	(19,204)	(2,149)
Accounts payable and accrued expenses	(23,620)	179,679	(50,120)	(39,971)
Deferred revenue	813	80,709	(26,435)	18,865
Other current liabilities	(7,437)	12,823	8,221	(30,912)
Net change in prepaid and accrued income taxes	(3,313)	3,770	(8,075)	7,611
Net change in operating assets and liabilities	16,228	39,330	3,607	(5,470)
Cash provided by (used for) operating activities	211,117	365,087	29,747	209,474
Investing activities
Investment in prepublication costs	(50,263)	(52,455)	(14,128)	(78,287)
Capital expenditures	(39,580)	(6,749)	(1,911)	(17,121)
Acquisitions	(56,453)	(1,764,646)	(33,089)	—
Proceeds from sale of investments	3,304	—	—	—
Proceeds from dispositions	8,885	46	—	692
Cash provided by (used for) investing activities	(134,107)	(1,823,804)	(49,128)	(94,716)
Financing activities
Net transfers (to) from Parent	—	—	(55,910)	(117,007)
Borrowings on long-term debt	—	1,609,796	—	—
Payment of term loan	(41,880)	(87,075)	—	—
Payment of revolving facility	—	(35,000)	—	—
Equity contribution	—	950,000	—	—

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Combined Consolidated Statements of Cash Flows
(Dollars in thousands)

Payment of acquisition costs on behalf of Parent	—	(28,672)	—	—
Distribution to Parent	—	(628,854)	—	—
Dividends paid to noncontrolling interests	(169)	(526)	(1,814)	(12,627)
Payment of deferred purchase price	(53,500)	—	—	—
Dividend on restricted stock units	(101)	(1,411)	—	—
Payment of deferred loan acquisition costs	—	(84,375)	—	—
Cash provided by (used for) financing activities	(95,650)	1,693,883	(57,724)	(129,634)
Effect of exchange rate changes on cash	(2,652)	(1,409)	(1,450)	2,797
Net change in cash and cash equivalents	(21,292)	233,757	(78,555)	(12,079)
Cash and cash equivalents at the beginning of the period	253,390	19,633	98,188	110,267
Cash and cash equivalents, ending balance	$232,098	$253,390	$19,633	$98,188
Supplemental disclosures
Cash paid for interest expense	126,107	100,640	—	—
Cash paid for income taxes	15,244	11,762	3,855	13,857
See accompanying notes to the combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Combined Consolidated Statements of Changes in Equity (Deficit)
(Dollars in thousands, except per share data)

Successor	Member's Equity/Parent Company Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Parent Company Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$295,949	$(85,962)	$(10,209)	$199,778	$23,490	$223,268
Comprehensive loss, net of tax	—	3,825	(16,676)	(12,851)	(686)	(13,537)
Capital contribution	42,500	—	—	42,500	—	42,500
Georgia Holdings shares for acquisition earn out	8,500	—	—	8,500	—	8,500
Acquisition of non-controlling interest	(4,815)	—	—	(4,815)	(22,635)	(27,450)
Stock-based compensation	7,288	—	—	7,288	—	7,288
Dividend on restricted stock units	(1,189)	—	—	(1,189)	—	(1,189)
Non-cash capital contribution	22,648	—	—	22,648	—	22,648
Dividends paid to non-controlling interests	—	—	—	—	(169)	(169)
Balance at December 31, 2014	$370,881	$(82,137)	$(26,885)	$261,859	$—	$261,859

Balance at March 23, 2013	$—	$—	$—	$—	$—	$—
Equity contribution	950,000	—	—	950,000	—	950,000
Non-controlling interest acquired in the Acquisition	—	—	—	—	22,225	22,225
Comprehensive loss, net of tax	—	(85,962)	(10,209)	(96,171)	1,791	(94,380)
Distribution to Parent	(628,854)	—	—	(628,854)	—	(628,854)
Payment of acquisition costs on behalf of MHE Acquisition, LLC	(28,672)	—	—	(28,672)	—	(28,672)
Stock-based compensation	4,886	—	—	4,886	—	4,886
Dividend on restricted stock units	(1,411)	—	—	(1,411)	—	(1,411)
Dividends paid to non-controlling interests	—	—	—	—	(526)	(526)
Balance at December 31, 2013	$295,949	$(85,962)	$(10,209)	$199,778	$23,490	$223,268

Predecessor
Balance at December 31, 2012	$724,274	$—	$(74,429)	$649,845	$24,735	$674,580
Comprehensive loss, net of tax	$—	$(3,553)	$(1,297)	$(4,850)	$(631)	$(5,481)
Acquisition of non-controlling interest	(14,672)	—	—	(14,672)	(10,374)	(25,046)
Dividends	—	—	—	—	(1,814)	(1,814)
Stock-based compensation	3,294	—	—	3,294	—	3,294
Net decrease in Parent company investment	(56,418)	—	—	(56,418)	—	(56,418)
Balance at March 22, 2013	656,478	(3,553)	(75,726)	577,199	11,916	589,115

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Combined Consolidated Statements of Changes in Equity (Deficit)
(Dollars in thousands, except per share data)

Predecessor	Member's Equity/Parent Company Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Parent Company Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$694,557	$—	$(64,612)	$629,945	$32,558	$662,503
Comprehensive loss, net of tax	122,293	—	3,211	125,504	4,559	130,063
Dividends paid to non-controlling interests	—	—	—	—	(12,627)	(12,627)
Stock-based compensation	15,166	—	—	15,166	—	15,166
Net decrease in Parent company investment	(107,742)	—	(13,028)	(120,770)	245	(120,525)
Balance at December 31, 2012	$724,274	$—	$(74,429)	$649,845	$24,735	$674,580

See accompanying notes to the combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

1.	Basis of Presentation and Accounting Policies

On March 22, 2013, MHE Acquisition, LLC (“AcquisitionCo”), a wholly-owned subsidiary of Georgia Holdings, Inc., acquired all of the outstanding equity interests of certain subsidiaries of The McGraw-Hill Companies, Inc. (“MHC”) for $2,184,071 in cash (the “Acquired Business”). The Acquired Business included all of MHC’s educational materials and learning solutions business, which is comprised of two elements (i) the Higher Education, Professional, and International Group (the “HPI business”), which includes post-secondary education and professional products both in the U.S. and internationally and (ii) the School Education Group business (the “SEG business”), which includes school and assessment products targeting students in the pre-kindergarten through secondary school market. The purchase price was allocated as $1,711,348 and $472,723 to the HPI business and the SEG business, respectively based on their fair values. We refer to the purchase of the Acquired Business as the “Founding Acquisition”.
As of completion of the Founding Acquisition, Apollo Global Management, LLC (the “Sponsor”), certain co-investors and certain members of management directly or indirectly owned all of the equity interests of AcquisitionCo. McGraw-Hill Global Education Intermediate Holdings, LLC (the “Company,” “the Successor” or “MHGE Intermediate”) and its wholly owned subsidiary McGraw-Hill Global Education Holdings, LLC (“MHGE Holdings”) were created to facilitate the Founding Acquisition. In connection with the Founding Acquisition, a restructuring (the “Restructuring”) was completed, the result of which was that the HPI business and the SEG business became held by different legal entities. The HPI business became held by MHGE Holdings, while the SEG business became held by McGraw-Hill School Education Intermediate Holdings, LLC (“MHSE Holdings”), a separate wholly owned subsidiary of MHE US Holdings LLC, our direct parent (“Parent”). In addition, concurrently with the closing of the Founding Acquisition, MHGE Holdings entered into certain credit facilities which are described in Note 2 - The Founding Transactions. MHSE Holdings is financed through separate credit facilities. MHGE Holdings nor its parent companies guarantee or provide any collateral to the financing for MHSE Holdings, and MHSE Holdings does not guarantee or provide collateral to the financing of MHGE Holdings or its parent companies. The terms “we,” “our,” and “us” used herein refer to the Company.

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
(Dollars in thousands, unless otherwise indicated)

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
Principles of Combination and Consolidation
The accompanying combined consolidated financial statements have been prepared in accordance with U.S. GAAP and all significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying audited combined consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.
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
On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, inventories, prepublication costs, accounting for the impairment of long-lived assets (including other intangible assets), goodwill and indefinite-lived intangible assets, stock-based compensation, income taxes and contingencies. Management further considered the accounting policy with regard to the purchase price allocation to assets and liabilities to be critical. This accounting policy, as more fully described in Note 3, encompasses significant judgments and estimates used in the preparation of these financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include ordinary bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of money market funds with unrestricted daily liquidity and fixed term time deposits. The balance also includes cash that is held by the Company outside the United States to fund international operations or to be reinvested outside of the United States. The investments and bank deposits are stated at cost, which approximates market value and were $232,098 and $253,390 as of December 31, 2014

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

(Successor) and December 31, 2013 (Successor), respectively. These investments are not subject to significant market risk.
Accounts Receivable
Credit is extended to customers based upon an evaluation of the customer’s financial condition. Accounts receivable are recorded at net realizable value.
Allowance for Doubtful Accounts and Sales Returns
The allowance for doubtful accounts and sales returns reserves methodology is based on historical analysis, a review of outstanding balances and current conditions. In determining these reserves, we consider, among other factors, the financial condition and risk profile of our customers, areas of specific or concentrated risk as well as applicable industry trends or market indicators. The allowance for sales returns is a significant estimate, which is based on historical rates of return and current market conditions. The provision for sales returns is reflected as a reduction to “Revenues” in our combined consolidated statements of operations. Sales returns are charged against the reserve as products are returned to inventory. Accounts receivable losses for bad debt are charged against the allowance for doubtful accounts when the receivable is determined to be uncollectible. The change in the allowance for doubtful accounts is reflected as part of operating and administrative expenses in our combined consolidated statement of operations. The allowance for doubtful accounts was $13,957 and $16,213 and sales returns was $181,927 and $168,383 at December 31, 2014 (Successor) and December 31, 2013 (Successor), respectively.
Concentration of Credit Risk
As of December 31, 2014 (Successor) two customers comprised approximately 31% of the gross accounts receivable balance, which is reflective of concentration in our industry. As of December 31, 2013 (Successor), two customers accounted for approximately 29% of our gross accounts receivable.
The Company has one customer that accounted for 12% of our gross revenues for the year ended December 31, 2014 (Successor), the period March 23, 2013 to December 31, 2013 (Successor) and the year ended December 31, 2012 (Predecessor), respectively, which is included within the MHGE Higher Education and MHGE Professional segment revenues. In addition, the Company has a second customer that accounted for 12%, 11% and 11% of our gross revenues for the year ended December 31, 2014 (Successor), the period March 23, 2013 to December 31, 2013 (Successor) and the year ended December 31, 2012 (Predecessor), respectively, which is included within the MHGE Higher Education and MHGE International segment revenues. For the period January 1, 2013 to March 23, 2013 (Predecessor), no single customer accounted for more than 10% of our gross revenue. The loss of, or any reduction in sales from, a significant customer or deterioration in their ability to pay could harm our business and financial results.
Inventories
Inventories, consisting principally of books, are stated at the lower of cost (first-in, first-out) or market value. The majority of our inventories relate to finished goods. A significant estimate, the reserve for inventory obsolescence, is reflected in operating and administration expenses. In determining this reserve, we consider management’s current assessment of the marketplace, industry trends and projected product demand as compared to the number of units currently on hand. The reserves for inventory obsolescence were $38,893 and $45,548 as of December 31, 2014 (Successor) and December 31, 2013 (Successor), respectively.
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
(Dollars in thousands, unless otherwise indicated)

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

Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation as of December 31, 2014 (Successor) and December 31, 2013 (Successor). Depreciation and amortization are recorded on a straight-line basis, over the assets’ estimated useful lives. Buildings have an estimated useful life, for purposes of depreciation, of twenty-eight years. Furniture, fixtures and equipment are depreciated over periods not exceeding seven years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives.
Royalty Advances
Royalty advances are initially capitalized and subsequently expensed as related revenues are earned or when the Company determines future recovery is not probable. The Company has a long history of providing authors with royalty advances, and it tracks each advance earned with respect to the sale of the related publication. Historically, the longer the unearned portion of the advance remains outstanding, the less likely it is that the Company will recover the advance through the sale of the publication, as the related royalties earned are applied first against the remaining unearned portion of the advance. The Company applies this historical experience to its existing outstanding royalty advances to estimate the likelihood of recovery. Additionally, the Company’s editorial staff reviews its portfolio of royalty advances at a minimum quarterly to determine if individual royalty advances are not recoverable for discrete reasons, such as the death of an author prior to completion of a title or titles, a Company decision to not publish a title, poor market demand or other relevant factors that could impact recoverability. Based on this information, the portion of any advance that we believe is not recoverable is expensed. The net amount of royalty advances was $3,927 and $6,831 as of December 31, 2014 (Successor) and December 31, 2013 (Successor), respectively.
Deferred Technology Costs
We capitalize certain software development and website implementation costs. Capitalized costs only include incremental, direct costs of materials and services incurred to develop the software after the preliminary project stage is completed, funding has been committed and it is probable that the project will be completed and used to perform the function intended. Incremental costs are expenditures that are out-of-pocket to us and are not part of an allocation or existing expense base. Software development and website implementation costs are expensed as incurred during the preliminary project stage. Capitalized costs are amortized from the year the software is ready for its intended use over its estimated useful life, three to seven years, using the straight-line method. Periodically, we evaluate the amortization methods, remaining lives and recoverability of such costs. Capitalized software development and website implementation costs are included in other non-current assets in the consolidated balance sheets and are presented net of accumulated amortization. Gross deferred technology costs were $42,030 and $20,130 as of December 31, 2014 (Successor) and December 31, 2013 (Successor), respectively. Accumulated amortization of deferred technology costs were $12,433 and $5,586 as of December 31, 2014 (Successor) and December 31, 2013 (Successor).
Accounting for the Impairment of Long-Lived Assets (Including Other Intangible Assets)
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to current forecasts of undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets held for sale are written down to fair value, less cost to sell. Fair value is determined based on market evidence, discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. There were no impairments of long-lived assets for the year ended December 31, 2014 (Successor), the periods March 23 to December 31, 2013 (Successor) and January 1 to March 22, 2013 (Predecessor) and the year ended December 31, 2012 (Predecessor).
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
(Dollars in thousands, unless otherwise indicated)

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
Subscription-based products
Subscription income is recognized over the related subscription period that the subscription is available and is used by the customer. Subscription revenue received or receivable in advance of the delivery of services or publications is included in deferred revenue. Incremental costs that are directly related to the subscription revenue are deferred and amortized over the subscription period. As of December 31, 2014 (Successor), no significant changes have been made to the underlying assumptions related to estimates of revenue or the methodologies applied. Included among the underlying assumptions related to our estimates that impact the recognition of subscription income is the period that our subscriptions are accessed by our customers, the extent of our responsibility to provide access to our subscription-based products, and the extent of complementary support services customers demand to access our products.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

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
Shipping and Handling Costs
All amounts billed to customers in a sales transaction for shipping and handling are classified as revenue. Shipping and handling costs are also a component of cost of goods sold. We incurred $6,036, $7,083 and $7,665 in shipping and handling costs for the year ended December 31, 2014 (Successor), December 31, 2013 (Successor) and December 31, 2012 (Predecessor), respectively.
Income Taxes
The Company’s operations are subject to United States federal, state and local income taxes, and foreign income taxes. In several jurisdictions, the Predecessor's operations have historically been included in MHC’s income tax returns. In preparing the Predecessor's combined financial statements, the tax provision was determined on a separate company basis.  In this Predecessor period, the income tax provision considered net operating loss carryback and carryforward rules under applicable tax laws. To the extent that these net operating losses existed only as a result of these separate company financials, they were deemed to be distributed to MHC as of the balance sheet date. Subsequent to the Acquisition, the Company (Successor) files as a consolidated group under Georgia Holdings, Inc. In the Successor period, net operating losses and other tax attributes are characterized as realized or realizable by MHGE Holdings when the attributes are utilized by the consolidated Federal group following the Company’s “Benefits-for-Loss” allocation method.

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
(Dollars in thousands, unless otherwise indicated)

range of loss when it is at least reasonably possible that a loss may have been incurred. Neither an accrual nor disclosure is required for losses that are deemed remote.
Recent Accounting Standards
In December 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-17 (Topic 805) - Business Combinations, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting as a change in accounting principal in the reporting period in which the change in control event occurs and use the new basis to measure its assets, liabilities and equity. The guidance is effective on November 18, 2014 and will not have any impact on consolidated financial position or results of operations. The Company will consider this guidance for its future acquisition related activities.
In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures.  This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This ASU may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.  The Company is evaluating the impact that this update will have on its consolidated financial statements.
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
(Dollars in thousands, unless otherwise indicated)

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

The Founding Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The Founding Acquisition and the determination of fair value of the assets acquired and liabilities assumed was recorded as of March 22, 2013 based on the purchase price of $1,711,348. As a result of the Founding Acquisition, goodwill of $350,050 was recorded on the Successor's balance sheet. The Company has finalized the allocation of goodwill to each of its reporting units.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

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
The table below summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash and equivalents	$19,633
Accounts receivable and other current assets	132,750
Inventory	235,608
Prepublication costs	109,064
Property, plant and equipment	102,836
Identifiable intangible assets	998,007
Other noncurrent assets	56,226
Accounts payable and accrued expenses	(143,076)
Deferred revenue	(42,339)
Other current liabilities	(49,767)
Deferred income tax liability	(15,846)
Other long-term liabilities	(19,573)
Noncontrolling interests	(22,225)
Goodwill	350,050
Purchase price	$1,711,348
Residual goodwill consists primarily of intangible assets related to the knowhow and design of the Company’s products that do not qualify for separate recognition as well as assembled work force.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

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
The Founding Acquisition was a taxable acquisition of the assets of domestic subsidiaries and a non-taxable acquisition of the stock of international subsidiaries for U.S. income tax purposes. Deferred income tax liability of $15,846 has been provided for the difference in fair value of international assets and liabilities over the carryover tax basis.
The accompanying consolidated balance sheet as of December 31, 2014 and consolidated statement of operations for the year ended December 31, 2014 reflect the effects of immaterial corrections to property, plant and equipment, net, goodwill, accounts payable, deferred taxes, related party receivable and depreciation expense. This is the result of finalizing the valuation of assets acquired in the Founding Acquisition, the re-allocation of certain property, plant and equipment between MHGE and MHSE and a correction to the intercompany transactions between MHGE and MHSE.

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

	Year Ended December 31, 2013		Year Ended December 31, 2012
	As reported	Pro forma	As reported	Pro forma
Revenue	$1,242,047	$1,241,213	$1,258,946	$1,229,449
Net income (loss)	(89,515)	(190,801)	122,293	(134,823)

The above amounts have been calculated after adjusting the amounts reported in our audited financial statements to reflect increased inventory costs, additional amortization expense of intangible assets, decrease in deferred revenue and additional interest expense, all of which would have been recorded assuming the fair value adjustments to

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

inventory, intangible assets, debt and deferred revenue have been recorded from the beginning of the annual periods being reported on, as well as the income tax impact of these pro forma adjustments.

4.	ALEKS Acquisition

On August 1, 2013, the Company acquired all of the outstanding shares of ALEKS Corporation, a developer of adaptive learning technology for the higher education and K-12 education markets. Prior to the acquisition, the Company had a long-term royalty-based partnership with ALEKS where ALEKS technology solutions were incorporated into the Company’s Higher Education’s products.
ALEKS was acquired for a purchase price of $103,500; of which $50,000 was paid in cash at closing. The remaining $53,500 was paid one year after closing on August 1, 2014 of which $15,000 was held in escrow for six months. As of December 31, 2013, $53,500 was included in other current liabilities in the combined consolidated balance sheet. The Company has finalized the determination of the fair values of the assets acquired and liabilities assumed upon acquisition. On October 31, 2013, the working capital adjustment was finalized and the Company's share of the proceeds of the working capital adjustment was $1,422. The $50,000 paid at closing and subsequent payments were financed by a combination of cash on hand and borrowing under the revolving credit facility. Costs incurred in connection with the acquisition for the year ended December 31, 2013 were $2,549 and are included in operating and administrative expenses in the combined consolidated statements of operations.
Subsequent to the closing, the Company entered into a reseller agreement with MHSE Holdings, which is a separate wholly owned subsidiary of our Parent, granting MHSE Holdings exclusive rights to sell ALEKS products in the K-12 market. MHSE Holdings paid $25,500 to the Company for the exclusivity provision, which is being recognized over five years and renewable for no additional fee after five years, and paid a royalty advance of $12,500. The royalty rate is 15% on net sales.
The companies received a fairness opinion from a third party valuation firm on the terms of the transaction.
The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Tangible assets	9,365
Identifiable intangible assets	40,700
deferred revenue	(1,149)
Other liabilities	(23,083)
Goodwill	77,667
Purchase price	$103,500
Residual goodwill consists primarily of intangible assets related to the knowhow and design of the Company’s products that do not qualify for separate recognition as well as assembled work force. The amount of goodwill is not considered deductible for tax purposes.
The fair values of the acquired intangible assets will be amortized on a straight-line basis over their useful lives which is consistent with the estimated useful life considerations used in determining their fair values.

	Fair Value	Useful Lives
Trade Name	$5,300	10 years
Customers	7,100	7 years
Technology	28,300	7 years
Amortization expense of $3,101 was recorded in the year ended December 31, 2014 (Successor). Amortization expense of $4,814 was recorded for the period from March 23, 2013 to December 31, 2013 (Successor). There was no amortization expense recorded in the Predecessor period in 2013.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

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

There is a gain of $7,329 in other income reflecting a fair value adjustment based on the purchase price of the additional 80% interest on the original 20% stake which fair value is $15,866, making the total transaction value equal to $96,159. The Company determined the acquisition date fair value of the previously held equity interest in Area 9 using the income approach, including consideration of a control premium, which requires the Company to make estimates and assumptions regarding future cash flows. The Company has not completed the final analysis of the fair values and will continue its review during the measurement period. On July 18, 2014, the working capital adjustment was finalized and the Company's payment for the working capital adjustment was $959.

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Tangible assets	$2,196
Identifiable intangible assets	44,800
Other liabilities	(2,627)
Goodwill	51,790
Purchase price	$96,159
Residual goodwill consists primarily of intangible assets related to the knowhow and design of the Company’s products that do not qualify for separate recognition as well as assembled work force. The amount of goodwill is not considered deductible for tax purposes.
The fair values of the acquired intangible assets will be amortized on a straight-line basis over their useful lives of 4 and 7 years, which is consistent with the estimated useful life considerations used in determining their fair values. Amortization expense of $6,099 was recorded in the year ended December 31, 2014 (Successor).

6.	Ryerson Acquisition

On June 17, 2014, the Company acquired the remaining 30% interest in McGraw-Hill Ryerson, its Canadian subsidiary, and now owns all of the outstanding shares of the operation. The aggregate purchase price was approximately $27,450. The excess of the purchase price over the value of the non-controlling interest of $4,815 was recognized as an adjustment to member's equity. The Company determined the fair value of the previously held equity interest in Ryerson using an active market price on the date of acquisition.

7.	Other Income

In the forth quarter of 2012, we recorded a pre-tax gain of $7,488 within other income in the combined statement of operations related to a change in our vacation policy. The change in our vacation policy modified the number of days that employees are entitled to for unused vacation time upon termination of employment as they will only be paid for vacation days equivalent to what they have earned in the current year.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

8.	Inventories

Inventories consist of the following:

	Successor
	December 31, 2014	December 31, 2013
Raw materials	$1,160	$1,604
Work-in-progress	3,380	2,220
Finished goods	111,345	122,012
	115,885	125,836
Reserves	(38,893)	(45,548)
Inventories, net	$76,992	$80,288

9.	Property, Plant and Equipment

		Successor
	Useful Lives	December 31, 2014	December 31, 2013
Furniture and equipment	2-7 years	$49,489	$39,469
Buildings and leasehold improvements	7-28 years	59,392	65,980
Land and land improvements		3,890	6,462
		112,771	111,911
Less: accumulated depreciation and amortization		(20,845)	(11,223)
Total Property, plant and equipment, net		$91,926	$100,688

Depreciation expense related to property, plant and equipment was $9,622, $11,223, $2,336 and $11,474 for the year ended December 31, 2014 (Successor), the periods March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) and the year ended December 31, 2012 (Predecessor).

10.	Goodwill and Other Intangible Assets

Goodwill
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. The Company performs an annual impairment test of goodwill and intangible assets with indefinite lives during the fourth quarter and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

The following table summarizes the changes in the carrying value of goodwill by reporting segment:

	MHGE Higher Education	MHGE Professional	MHGE International	Total
Balance as of March 23, 2013	$—	$—	$—	$—
Adjustment to goodwill	285,413	25,996	2,866	314,275
Balance as of December 31, 2013	$285,413	25,996	2,866	$314,275

Adjustment to goodwill	150,745	11,082	1,222	163,049
Balance as of December 31, 2014	$436,158	$37,078	$4,088	$477,324
Goodwill additions/dispositions in the table relate to acquisitions discussed in Note 3 - Apollo Acquisitions, Note 4 - ALEKS Acquisition and Note 5 - Area 9 Acquisition and includes $2,183 impact from foreign exchange.
Other Intangible Assets
The following information details the carrying amounts and accumulated amortization of the Company’s intangible assets:

		Successor
		December 31, 2014				December 31, 2013
	Useful Lives	Gross amount	Accumulated amortization	Foreign exchange	Net amount	Gross amount	Accumulated amortization	Net amount
Customers	11 -14 years	140,000	(17,988)	—	122,012	461,000	(21,067)	439,933
Content	8 - 14 years	566,007	(137,120)	—	428,887	172,407	(43,350)	129,057
Brands	Indefinite	283,000	—	—	283,000	429,000	—	429,000
Technology	5 years	9,000	(3,195)	—	5,805	—	—	—
Other intangibles	4 to 10 years	85,500	(14,275)	(4,264)	66,961	58,541	(4,814)	53,727
Total		$1,083,507	$(172,578)	$(4,264)	$906,665	$1,120,948	$(69,231)	$1,051,717

The fair values of the definite-lived acquired intangible assets are amortized over their useful lives, which is consistent with the estimated useful life considerations used in determining their fair values. Customer intangibles are amortized on a straight-line basis while content and technology intangibles are amortized using the sum of the years digits method. The intangibles weighted average amortization period is 12.9 years. Amortization expense was $103,347, $69,231, $1,699 and $6,799 for the year ended December 31, 2014 (Successor), the periods March 23, 2013 to December 31, 2013 (Successor), January 1, 2013 to March 22, 2013 (Predecessor) and the year ended December 31, 2012 (Predecessor), respectively. The Company's expected aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2015 through 2019 and thereafter, assuming no further acquisitions or dispositions, is summarized on the following schedule:

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

Expected amortization expense
2015	92,978
2016	86,870
2017	80,205
2018	72,717
2019	66,095
2020 and beyond	229,301

There were no impairments of goodwill and indefinite-lived intangible assets for the year ended December 31, 2014 (Successor), the periods March 23 to December 31, 2013 (Successor) and January 1 to March 22, 2013 (Predecessor) and the year ended December 31, 2012.

11.	Debt

Long-term debt consisted of the following:

	Successor
	December 31, 2014	December 31, 2013
Term loan facility	$663,555	$701,763
Notes	790,798	790,152
Less current portion of long term debt	(6,880)	(8,100)
Long Term Debt (1)	$1,447,473	$1,483,815

(1) Long term debt balances reflect face value of debt less the unamortized discount.

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

•
the revolving credit facility in an aggregate principal amount of up to $240,000 with a maturity of five years, including both a letter of credit sub-facility and a swingline loan sub-facility. The amount available under the revolving credit facility at December 31, 2014 was $239,961.

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

The interest rate on the borrowings under the Senior Facilities is based on LIBOR or Prime, plus an applicable margin. The interest rate was 5.75% at the year ended December 31, 2014 for the term loan facility and there were

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

no outstanding borrowings under the revolving credit facility. The term loan facility and the revolving credit facility were issued at a discount of 3% and 2%, respectively. Debt issuance costs and the discount are amortized to interest expense over the term of the respective facility. The amount of amortization included in interest expense were $12,705 and $10,800 for the year ended December 31, 2014 (Successor) and the period ended March 23, 2013 through December 31, 2013 (Successor), respectively. There was no amortization expense recorded in the Predecessor period in 2013.
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
The revolving credit facility includes a springing financial maintenance covenant that requires MHGE Holdings net first lien leverage ratio not to exceed 7.00 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to EBITDA, as defined in the First Lien Credit Agreement, of MHGE Holdings and its consolidated subsidiaries). The covenant will be tested quarterly when the revolving credit facility is more than 20% drawn (including outstanding letters of credit), beginning with the fiscal quarter ended June 30, 2013, and will be a condition to drawings under the revolving credit facility (including for new letters of credit) that would result in more than 20% drawn thereunder. As of December 31, 2014 (Successor), the borrowings under the revolving credit facility were less than 20%, and so the covenant was not in effect.
Post-Plate Adjusted EBITDA reflects EBITDA as defined in the First Lien Credit Agreement. Solely for the purpose of calculating the springing financial covenant, plate investments should be excluded from the calculation of EBITDA.

The fair value of the term loan facility was approximately $677,640 and $733,769 as of December 31, 2014 (Successor) and December 31, 2013 (Successor), respectively. The Company estimates the fair value of the term loan facility utilizing the market quotations for debt that have quoted prices in active markets. Since the term loan facility does not trade of a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, based on fair value hierarchy established in accordance with authoritative guidance for fair value measurements (Level 2). As of December 31, 2014 (Successor), the remaining contractual life of the term loan facility is approximately 4.25 years.

9.75% First-Priority Senior Secured Notes due 2021
In connection with the Founding Acquisition, on March 22, 2013, the Issuers issued $800,000 in principal amount of the Notes in a private placement. The Notes bear interest at a rate of 9.75% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. The Notes were issued at a discount of 1.36%. Debt issuance costs and the discount are amortized to interest expense over the term of the Notes using the effective interest method. The amount of amortization included in interest expense was $2,838 and $4,644 for the year ended December 31, 2014 (Successor) and for the period from March 23, 2013 to December 31, 2013 (Successor), respectively. There was no amortization expense recorded in the Predecessor period in 2013.
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
(Dollars in thousands, unless otherwise indicated)

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

The fair value of the Notes was approximately $890,000 and $882,000 as of December 31, 2014 and December 31, 2013 (Successor), respectively. The Company estimates the fair value of its Notes based on trades in the market. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of December 31, 2014 (Successor), the remaining contractual life of the term loan facility is approximately 6.25 years.
Scheduled principal Payments
The scheduled principal payments required under the terms of the Senior Facilities and the Notes as of December 31, 2014 were as follows:

Successor
December 31, 2014
2015	$6,880
2016	6,880
2017	6,880
2018	6,880
2019	653,525
2020 and beyond	800,000
1,481,045
Less: Current portion	6,880
$1,474,165

12.	Fair Value Measurements

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
(Dollars in thousands, unless otherwise indicated)

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
As of December 31, 2013 (Successor), we held an investment in an equity security classified as available-for-sale that was adjusted to fair value on a recurring basis. The fair value of our available-for-sale investment of $10,844 was determined using quoted market prices from daily exchange traded markets and classified within Level 1 of the valuation hierarchy as of December 31, 2013 (Successor). On April 23, 2014 (Successor), the available-for-sale investment was voluntarily delisted from a registered securities exchange with no longer publicly available quoted market prices. As a result, the Company accounts for this investment at cost. Investments held at cost are subject to a periodic impairment review whereby the Company records an impairment charge when the decline in fair value is determined to be other-than-temporary. As of December 31, 2014 (Successor), the investment’s cost was $7,721.
There were neither any instruments categorized as Level 2 or 3 nor any reclassifications between Level 1, 2, or 3 during the the year ended December 31, 2013 (Successor).
Other financial instruments, including cash and cash equivalents and short-term investments, are recorded at cost, which approximates fair value because of the short-term maturity and highly liquid nature of these instruments.

13.	Segment Reporting

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
(Dollars in thousands, unless otherwise indicated)

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

Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by Post-Plate Adjusted Cash EBITDA. As such, segment assets are not disclosed in the notes to the accompanying combined consolidated financial statements. The following tables set forth information about the Company’s operations by its four segments:

	Successor		Predecessor
	Year Ended December 31, 2014	March 23, 2013	January 1, 2013	Year Ended December 31, 2012
		to	to
		December 31, 2013	March 22, 2013
Cash Revenues:
MHGE Higher Education	$838,310	$718,076	$93,289	$779,785
MHGE Professional	127,299	99,427	25,738	128,041
MHGE International	335,744	300,487	54,289	372,354
Total Cash Revenues (1)	1,301,353	1,117,990	173,316	1,280,180
Change in deferred revenue	(10,875)	(62,185)	12,926	(21,234)
Total Consolidated Revenue	$1,290,478	$1,055,805	$186,242	$1,258,946
(1) The elimination of inter-segment revenues was not significant to the revenues of any one segment.

Segment Post-Plate Adjusted Cash EBITDA:
MHGE Higher Education	$293,100	$280,950	$(6,045)	$279,534
MHGE Professional	37,882	29,249	2,932	29,621
MHGE International	37,603	50,958	(8,630)	47,477
MHGE Other	(9,294)	2,560	1,571	(2,601)
Total Segment Post-Plate Adjusted Cash EBITDA	$359,291	$363,717	$(10,172)	$354,031

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

Reconciliation of Segment Post-Plate Adjusted Cash EBITDA to the consolidated statements of operations is as follows:

	Successor		Predecessor
	Year Ended December 31, 2014	March 23, 2013	January 1, 2013	Year Ended December 31, 2012
		to	to
		December 31, 2013	March 22, 2013

Total Segment Post-Plate Adjusted Cash EBITDA	$359,291	$363,717	$(10,172)	$354,031

Interest (expense) income, net	(146,124)	(135,022)	(481)	913
Benefit (provision) for taxes on income	11,447	61,831	1,213	(86,470)
Depreciation, amortization and plate investment amortization	(183,034)	(151,281)	(15,738)	(104,946)
Deferred revenue	(10,875)	(62,185)	12,926	(21,234)
Restructuring and cost savings implementation charges	(30,600)	(21,933)	(2,767)	(24,386)
Sponsor fees	(3,500)	(875)	—	—
Elimination of corporate overhead	—	—	—	(58,198)
Purchase accounting	2,600	(141,100)	—	—
Transaction costs	(3,931)	(27,612)	—	—
Acquisition costs	(2,833)	(4,296)	—	—
Physical separation costs	(24,202)	(4,100)	—	—
Other	(14,976)	(13,310)	(3,293)	9,958
Plate investment cash costs	50,263	52,455	14,128	78,287
Stand-alone cost savings	—	—	—	(21,103)
Net (loss) income	3,526	(83,711)	(4,184)	126,852
Less: Net (income) loss attributable to noncontrolling interests	299	(2,251)	631	(4,559)
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$3,825	$(85,962)	$(3,553)	$122,293

The following is a schedule of revenue and long-lived assets by geographic region:

	Revenue (1)
	Successor		Predecessor
	Year Ended December 31, 2014	March 23, 2013 to December 31, 2013	January 1, 2013 to March 22, 2013	Year Ended December 31, 2012
United States	$953,534	$754,526	$133,097	$883,736
International	336,944	301,279	53,145	375,210
Total	$1,290,478	$1,055,805	$186,242	$1,258,946

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

	Long-lived Assets (2)
	Successor
	As of December 31, 2014	As of December 31, 2013
United States	$191,745	$186,203
International	19,667	39,744
Total	$211,412	$225,947

(1)	Revenues are attributed to a geographic region based on the location of customer.

(2)	Reflects total assets less current assets, goodwill, intangible assets, investments, deferred financing costs and non-current deferred tax assets.

14.	Employee Benefits

Defined Contribution Plans
A majority of employees of McGraw-Hill Global Education Intermediate Holdings, LLC are participants in voluntary 401(k) plans sponsored by the Company under which the Company may match employee contributions up to certain levels of compensation.
Pension Plans
A majority of employees of the Company were participants in various defined benefit pension plans as well as post-retirement plans administered and sponsored by MHC. Benefits under the pension plans are based primarily on years of service and employees’ compensation. The Company has no liability for these plans.

15.	Taxes on Income

Income before taxes on income that resulted from domestic and foreign operations is as follows:

	Successor		Predecessor
	Year Ended December 31, 2014	March 23, 2013	January 1, 2013	Year Ended December 31, 2012
		to	to
		December 31, 2013	March 22, 2013
Domestic operations	$(19,905)	$(179,330)	$2,769	$148,352
Foreign operations	11,984	33,788	(8,166)	64,970
Total income (loss) before taxes	$(7,921)	$(145,542)	$(5,397)	$213,322

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

The provision for taxes on income consists of the following:

	Successor		Predecessor
	Year Ended December 31, 2014	March 23, 2013	January 1, 2013	Year Ended December 31, 2012
		to	to
		December 31, 2013	March 22, 2013
Federal:
Current	$—	$—	$3,482	$27,562
Deferred	(15,166)	(62,758)	—	28,495
Total federal	(15,166)	(62,758)	3,482	56,057
Foreign:
Current	11,553	10,601	(1,177)	25,149
Deferred	(4,562)	284	—	(4,322)
Total foreign	6,991	10,885	(1,177)	20,827
State and local:
Current	25	371	(3,518)	5,593
Deferred	(3,297)	(10,329)	—	3,993
Total state and local	(3,272)	(9,958)	(3,518)	9,586
Total provision (benefit) for taxes	$(11,447)	$(61,831)	$(1,213)	$86,470
A reconciliation of the U.S. federal statutory tax rate to our effective income tax rate for financial reporting purposes is as follows:

	Successor		Predecessor
	Year Ended December 31, 2014	March 23, 2013	January 1, 2013	Year Ended December 31, 2012
		to	to
		December 31, 2013	March 22, 2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Effect of state and local income taxes	27.0	4.3	42.4	2.9
Meals and entertainment	(9.2)	(0.3)	(4.2)	0.8
Foreign rate differential	22.5	1.6	(12.8)	(3.0)
U.S. tax cost of foreign earnings	23.7	(1.1)	(36.6)	2.6
Inventory contribution	30.4	0.5	—	(0.5)
Valuation allowance on foreign tax credits	(54.8)	—	—	—
Research & development credit	5.0	0.2	—	—
Area 9 gain	32.6	—	—	—
Equity method investment - Maxen	(4.4)	(0.3)	—	—
Return to provision - MHGE Holdings	15.2	—	—	—
Return to provision - foreign tax credit	14.5	—	—	—
Other - net	7.0	2.6	(1.4)	2.7
Effective income tax rate (1)	144.5%	42.5%	22.4%	40.5%
(1) Effective tax rate is a benefit against a loss for financial reporting purposes, for the year ended December 31, 2014, periods March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), respectively.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

The principal temporary differences between the accounting for income and expenses for financial reporting and income tax purposes as of December 31, 2014 (Successor) and 2013 (Successor) are as follows:

	Successor
	December 31,
	2014	2013
Deferred tax assets:
Inventory and prepublication costs	$—	$9,457
Doubtful accounts and sales return reserves	16,464	21,641
Accrued expenses	9,647	5,093
Employee compensation	11,719	7,950
Deferred revenue	295	—
Fixed assets and intangible assets	—	3,951
Loss carryforwards	44,575	12,729
Other	1,937	4,012
Total deferred tax assets	84,637	64,833
Deferred tax liabilities:
Fixed assets and intangible assets	(615)	—
Investment in subsidiaries	(10,523)	(33,000)
Deferred revenue	—	(2,452)
Other	(1,504)	—
Total deferred tax liabilities	(12,642)	(35,452)
Net deferred income tax asset (liability) before valuation allowance	71,995	29,381
Valuation allowance	(5,305)	(784)
Net deferred income tax asset (liability)	$66,690	$28,597
Reported as:
Current deferred tax assets	$31,538	$37,406
Current deferred tax liabilities	—	(52)
Non-current deferred tax assets	43,440	25,831
Non-current deferred tax liabilities	(8,288)	(34,588)
Net deferred income tax asset (liability)	$66,690	$28,597
In the Predecessor period, because portions of the Company’s operations are included in MHC’s tax returns, payments to certain tax authorities were made by MHC, and not by the Company. With the exception of certain dedicated foreign entities, the Company did not maintain taxes payable to/from MHC and were deemed to settle the annual current tax balances immediately with the legal tax-paying entities in the respective jurisdictions. These settlements are reflected as changes in Parent company investment. During the Successor periods ended December 31, 2014 and December 31, 2013, we made net state, local and foreign income tax payments of $15,244 and $11,762, respectively.
In the Predecessor period, on a separate company basis, the income tax provision considers net operating loss carryback and carryforward rules under applicable federal, state and international tax laws. To the extent that these net operating losses exist only as a result of these separate company financials, they were deemed to be distributed to MHC as of the balance sheet date.
Subsequent to the Acquisition, the Company (Successor) files as a consolidated group under Georgia Holdings, Inc. In the Successor period, net operating losses and other tax attributes are characterized as realized or realizable by

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

MHGE Holdings when the attributes are utilized by the consolidated Federal group following the Company's “Benefits-for-Loss” allocation method.
As of December 31, 2014 (Successor), MHGE Holdings had U.S. federal net operating loss carryforwards of $82,638 which are subject to expiration in 2033-2034 and charitable contribution carryforwards of $8,827 which are subject to expiration in 2018-2019. The Company also has carryovers for Federal research and development credit of $1,036 which are subject to expiration in 2033-2034 and for foreign tax credit of $5,839 which is subject to expiration in 2023-2024.
We record valuation allowances against deferred income tax assets when we determine that it is more likely than not based upon all the current evidence that such deferred income tax assets will not be realized. The Company incurs withholding taxes on royalties and operating taxes of international branches. In the year ended December 31, 2014, MHGE Holdings established a partial valuation allowance of $4,314 on foreign tax credit carryforwards due to foreign source income limitations. As of December 31, 2014, valuation allowances of $992 have been recorded against net operating losses in subsidiaries in U.K, Australia, India, China, Argentina, and Malaysia.
We have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations (“Undistributed Earnings”). The Undistributed Earnings, totaling $17,040 at December 31, 2014 (Successor), will be used to fund international operations and to make investments outside of the U.S.  Quantification of the deferred tax liability, if any, associated with these Undistributed Earnings is not practicable. In the event the Undistributed Earnings were needed to fund operations in the U.S., we would provide for all taxes in the U.S., if any, on the repatriated amounts.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor		Predecessor
	Years ended December 31,		Year ended December 31,
	2014	2013	2012
Balance at beginning of year	1,140	32,217	$28,168
Additions based on tax positions related to the current year	300	137	3,597
Additions for tax positions of prior years	60	15	570
Reduction for tax positions of prior years	(336)	(31,229)	(118)
Balance at end of year	$1,164	$1,140	$32,217
The total amounts of federal, state and local, and foreign unrecognized tax benefits as of December 31, 2014 (Successor), 2013 (Successor) and 2012 (Predecessor) were $1,164, $1,140 and $32,217, respectively, exclusive of interest and penalties, substantially all of which, if recognized, would impact the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. In addition to the unrecognized tax benefits, as of December 31, 2014 (Successor), 2013 (Successor) and 2012 (Predecessor), we had $1,158, $2,685 and $6,482, respectively, of accrued interest and penalties associated with uncertain tax positions.Prior to March 22, 2013, the education divisions and subsidiaries joined with MHC and filed separate income tax returns in the U.S. federal, state and local, and foreign jurisdictions which are routinely under audit by different tax authorities. Under the terms of the Founding Acquisition, MHC is contractually liable for income tax assessments for Predecessor periods through March 22, 2013. An indemnification receivable from MHC of $1,825 and $3,688 has been recorded in non-current assets as of December 31, 2014 (Successor) and December 31, 2013 (Successor), respectively, for the unrecognized tax benefit, interest, and penalties related to controlled foreign corporations as taxpayers of record.
During 2013 and 2014, MHC made U.S. federal income tax payments in settlement of an issue related to the education business for tax years 2007 through 2010 and for tax years 2011 and 2012. The subject of the settlement is not an issue for MHSE Holdings in Successor periods. MHC’s U.S Federal audits for 2013 and 2014 are in process. During 2014, MHC completed the federal income tax audit for 2012 and completed various state and local and

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

foreign audits. MHC, with few exceptions, is no longer subject to federal or state and local examinations by tax authorities for the years before 2006.
Georgia Holdings, Inc. is under examination by the Internal Revenue Service as part of the Compliance Assurance Program for tax years 2013 and 2014.
We believe that our accrual for tax liabilities is adequate for all open audit years based on an assessment of past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. Until formal resolutions are reached with tax authorities, the determination of a possible audit settlement range with respect to the impact on unrecognized tax benefits is not practicable. On the basis of present information, it is our opinion that any assessments resulting from the current audits will not have a material adverse effect on our combined financial statements. The uncertain tax liabilities as of December 31, 2014 (Successor) are $2,321 of which $1,825 is included in other non-current liabilities and $496 is included in deferred income taxes non-current within the combined balance sheets. The uncertain tax liabilities as of December 31, 2013 (Successor) were $3,825 of which $3,688 is included in other non-current liabilities and $137 is included in deferred income taxes non-current within the combined balance sheets.
Although the timing of income tax audit resolution and negotiations with taxing authorities is highly uncertain, we do not anticipate a significant change to the total amount of unrecognized income tax benefits as a result of audit developments within the next twelve months.

16.	Stock-Based Compensation

In the quarter ended June 30, 2013, Georgia Holdings, Inc., adopted the Management Equity Plan whereby Georgia Holdings, Inc., the parent of our Parent, can issue stock options, restricted stock, restricted stock units, and other equity awards. As of December 31, 2014, the Board of Directors of Georgia Holdings, Inc. authorized up to 1,009,186 shares under the plan.
In the years ended December 31, 2014 and December 31, 2013, Georgia Holdings, Inc. issued 98,132 and 369,620 stock options, respectively, to employees of the Company. The options terminate on the earliest of the tenth year from the date of the grant or other committee action, as defined in the plan documents. The options were valued at $68.83 and $53.66 each as the fair value of each option at December 31, 2014 and December 31, 2013, respectively; stock options may not be granted at a price less than the fair market value of common stock on the grant date. We use a Black-Scholes closed form option pricing model to estimate the fair value of options granted.
The options vest over 5 years with 50% vesting on cumulative financial performance measures in the plan and the remaining 50% vesting evenly.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

The following table presents a summary of option activity and data under the Company's stock incentive plan as of December 31, 2014 (Successor):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	364,722	55.93
Granted	98,132	120.47
Exercised	(12,246)	33.15
Forfeited and expired	(109,111)	36.56
Outstanding, December 31, 2014	341,497	56.53	8.7	—
Vested and expected to vest, December 31, 2014	341,497	56.53	8.7	—
Exercisable, December 31, 2014	—	—	—	—
Available for future grant at December 31, 2014	137,467
The Company estimated the fair value of each option on the date of grant using the Black-Scholes closed-form option-pricing model applying the weighted average assumptions in the following table:

	Successor
	December 31, 2014	March 23, 2013
		to
		December 31, 2013
Expected dividend yield	0%	0%
Expected stock price volatility	40.0%	55.0%
Risk-free interest rate	2.3%	1.28%
Expected option term (years)	6.49	6.49
Stock-based compensation for the periods presented was as follows:

	Successor		Predecessor
	Year Ended December 31, 2014	March 23, 2013	January 1, 2013	Year Ended December 31, 2012
		to	to
		December 31, 2013	March 22, 2013
Stock option expense	$4,735	$3,688	$74	$1,204
Restricted stock and unit awards expense	2,553	1,198	3,220	13,962
Total stock-based compensation expense	$7,288	$4,886	$3,294	$15,166
As of December 31, 2014 and December 31, 2013 there was approximately $14,601 and $15,861, respectively, of total unrecognized compensation costs related to non-vested stock-based employee compensation arrangements granted under the Management Equity Plan. The Company expects to recognize those costs over a weighted average period of 3.8 years.
In 2014, Georgia Holdings Inc., issued 24,258 shares of performance-based restricted stock units to the Company that vest on December 31, 2016. The grant date value was $170. In 2013, Georgia Holdings Inc., issued 32,000 shares of performance-based restricted stock units to the Company that vest on December 31, 2015 subject to performance achievement. The grant date value was $100.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

The Company recognized an income tax benefit for stock options and restricted stock units of $2,820, $1,892 and $1,275 for the year ended December 31, 2014 (Successor) and the periods ended March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), respectively.
All outstanding stock options granted by MHC prior to the Founding Acquisition remain under MHC's share-based compensation plans.

17.	Restructuring

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
During the fourth quarter of 2013 and in 2014, the Company initiated restructuring plans across several of its business units to review its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance.
During 2012, we recorded a pre-tax restructuring charge of $9,286, consisting primarily of facility exit costs and employee severance costs related to a workforce reduction for the Company-specific employees and $8,000 of restructuring charges allocated from MHC.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

The following table summarizes restructuring information by reporting segment:

	MHGE Higher Education	MHGE Professional	MHGE International	MHGE Other	Total
Balance at December 31, 2012	$15,589	$2,620	$14,045	$—	$32,254
January 1, 2013 to March 22, 2013 Payments:
Employee severance and other personal benefits	(2,003)	(426)	(2,442)	—	(4,871)
Balance at March 22, 2013	$13,586	$2,194	$11,603	$—	$27,383
March 23, 2013 to December 31, 2013 Charges:
Effects of purchase accounting (1)	(13,586)	(2,194)	(11,603)	—	(27,383)
Employee severance and other personal benefits	4,580	—	3,231	—	7,811
Other associated costs	—	—	698	—	$698
March 23, 2013 to December 31, 2013 Payments:
Employee severance and other personal benefits	(401)	—	(631)	—	(1,032)
Other associated costs	—	—	(129)	—	(129)
Balance at December 31, 2013	$4,179	$—	$3,169	$—	$7,348
Charges:
Employee severance and other personal benefits	14,328	1,781	5,945	—	22,054
Other associated costs	—	—	1,973	—	1,973
Payments:
Employee severance and other personal benefits	(7,289)	(291)	(4,895)	—	(12,475)
Other associated costs	—	—	(328)	—	(328)
Balance at December 31, 2014	$11,218	$1,490	$5,864	$—	$18,572
(1) In connection with the Founding Transactions, all restructuring liabilities relating to MHC's Growth and Value Plan were retained by MHC.

The Company expects to utilize the remaining reserves of $12,989 in 2015 and $5,583 in 2016.

18.	Guarantor Financial Information
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
The following combined consolidated financial statements are presented for the information of the holders of the Notes and present the consolidated balance sheets as of December 31, 2014 (Successor) and December 31, 2013 (Successor) and the combined consolidated statements of operations and condensed combined consolidated statements of cash flows for the year ended December 31, 2014 (Successor), the periods March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) and the year ended December 31, 2012 (Predecessor) of the Company. The combined consolidated financial statements present MHGE Intermediate, which is a Guarantor of the Notes, the Guarantor subsidiaries of MHGE Intermediate, the Non-

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

Guarantor subsidiaries of MHGE Intermediate and the elimination entries necessary to combine and consolidate MHGE Intermediate with the Guarantor and Non-Guarantor subsidiaries.
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

	Successor
	For the Year Ended December 31, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$956,718	$333,760	$—	$1,290,478
Cost of goods sold	—	218,170	140,561	—	358,731
Gross profit	—	738,548	193,199	—	931,747
Operating expenses
Operating & administration expenses	3,500	493,686	185,551	502	683,239
Depreciation	—	12,291	3,165	—	15,456
Amortization of intangibles	—	105,018	(1,671)	—	103,347
Transaction costs	3,931	—	—	—	3,931
Total operating expenses	7,431	610,995	187,045	502	805,973
Operating (loss) income	(7,431)	127,553	6,154	(502)	125,774
Interest expense (income), net	146,540	—	(416)	—	146,124
Equity in (income) loss of subsidiaries	(146,349)	—	—	146,349	—
Other (income)	—	(12,429)	—	—	(12,429)
Income (Loss) from operations before taxes on income	(7,622)	139,982	6,570	(146,851)	(7,921)
Income tax (benefit) provision	(11,447)	53,009	2,965	(55,974)	(11,447)
Net (loss) income	3,825	86,973	3,605	(90,877)	3,526
Less: Net (income) loss attributable to noncontrolling interests	—	—	299	—	299
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$3,825	$86,973	$3,904	$(90,877)	$3,825
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$3,825	$86,973	$(12,772)	$(90,877)	$(12,851)

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

	Successor
	For the Period from March 23, 2013 to December 31, 2013
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$759,168	$296,637	$—	$1,055,805
Cost of goods sold	—	300,473	160,377	—	460,850
Gross profit	—	458,695	136,260	—	594,955
Operating expenses
Operating & administration expenses	875	367,324	129,782	(3,416)	494,565
Depreciation	—	12,570	3,622	—	16,192
Amortization of intangibles	—	58,733	10,498	—	69,231
Transaction costs	26,140	—	1,472	—	27,612
Total operating expenses	27,015	438,627	145,374	(3,416)	607,600
Operating (loss) income	(27,015)	20,068	(9,114)	3,416	(12,645)
Interest expense (income), net	135,924	—	(902)	—	135,022
Equity in (income) loss of subsidiaries	(15,146)	—	—	15,146	—
Other (income)	—	(2,125)	—	—	(2,125)
(Loss) income from operations before taxes on income	(147,793)	22,193	(8,212)	(11,730)	(145,542)
Income tax (benefit) provision	(61,831)	8,420	(2,646)	(5,774)	(61,831)
Net (loss) income	(85,962)	13,773	(5,566)	(5,956)	(83,711)
Less: Net (income) loss attributable to noncontrolling interests	—	—	(2,251)	—	(2,251)
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(85,962)	$13,773	$(7,817)	$(5,956)	$(85,962)
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(85,962)	$13,773	$(18,026)	$(5,956)	$(96,171)

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

	Predecessor
	For the Year Ended December 31, 2012
	MHGE Intermediate (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$888,116	$370,830	$—	$1,258,946
Cost of goods sold	—	242,318	145,167	—	387,485
Gross profit	—	645,798	225,663	—	871,461
Operating expenses
Operating & administration expenses	—	451,713	189,204	(433)	640,484
Depreciation	—	12,454	6,803	—	19,257
Amortization of intangibles	—	6,421	378	—	6,799
Total operating expenses	—	470,588	196,385	(433)	666,540
Operating (loss) income	—	175,210	29,278	433	204,921
Interest expense (income), net	—	408	(1,321)	—	(913)
Other (income)	—	(7,488)	—	—	(7,488)
(Loss) income from operations before taxes on income	—	182,290	30,599	433	213,322
Income tax (benefit) provision	—	65,643	20,827	—	86,470
Net (loss) income	—	116,647	9,772	433	126,852
Less: Net (income) loss attributable to noncontrolling interests	—	—	(4,559)	—	(4,559)
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$—	$116,647	$5,213	$433	$122,293
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$—	$116,647	$8,424	$433	$125,504
(1) MHGE Intermediate was created to facilitate the Founding Acquisition and therefore was not a legal entity in periods prior to March 22, 2013.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

	Successor
	December 31, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
ASSETS
Current assets:
Cash and equivalents	$—	$466,617	$49,737	$(284,256)	232,098
Accounts receivable	—	122,047	82,025	—	204,072
Related party receivable	—	253,071	—	(253,071)	—
Inventories, net	—	50,330	27,164	(502)	76,992
Deferred income taxes	—	22,745	8,793	—	31,538
Prepaid and other current assets	74,577	11,925	17,036	(72,828)	30,710
Total current assets	74,577	926,735	184,755	(610,657)	575,410
Prepublication costs, net	—	63,130	17,850	—	80,980
Property, plant and equipment, net	—	91,926	—	—	91,926
Goodwill	—	423,629	53,695	—	477,324
Other intangible assets, net	—	842,907	63,758	—	906,665
Investments	1,842,551	104	9,115	(1,842,551)	9,219
Deferred income taxes non-current	—	42,242	1,198	—	43,440
Other non-current assets	63,004	36,689	1,817	—	101,510
Total assets	$1,980,132	$2,427,362	$332,188	$(2,453,208)	$2,286,474
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$284,256	$115,594	$14,871	$(284,256)	$130,465
Accrued royalties	—	89,796	12,031	—	101,827
Accrued compensation and contributions to retirement plans	—	50,615	15,628	—	66,243
Deferred revenue	—	117,211	7,340	—	124,551
Current portion of long-term debt	6,880	—	—	—	6,880
Related party	—	889	253,071	(253,071)	889
Other current liabilities	31,186	98,036	32,766	(72,828)	89,160
Total current liabilities	322,322	472,141	335,707	(610,155)	520,015
Long-term debt	1,447,473	—	—	—	1,447,473
Deferred income taxes	—	—	8,288	—	8,288
Other non-current liabilities	—	45,244	3,595	—	48,839
Total liabilities	1,769,795	517,385	347,590	(610,155)	2,024,615
Commitments and contingencies
Equity
Member's equity	292,474	1,809,231	15,396	(1,746,220)	370,881
Accumulated deficit	(82,137)	100,746	(3,913)	(96,833)	(82,137)
Accumulated other comprehensive loss	—	—	(26,885)	—	(26,885)
Total equity	210,337	1,909,977	(15,402)	(1,843,053)	261,859
Total liabilities and equity	$1,980,132	$2,427,362	$332,188	$(2,453,208)	$2,286,474

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

	Successor
	December 31, 2013
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
ASSETS
Current assets:
Cash and equivalents	$—	$301,985	$67,429	$(116,024)	253,390
Accounts receivable	—	138,781	86,674	—	225,455
Related party	—	277,039	—	(249,676)	27,363
Inventories, net	—	47,547	31,396	1,345	80,288
Deferred income taxes	—	29,515	7,891	—	37,406
Prepaid and other current assets	61,381	19,648	5,905	(61,381)	25,553
Total current assets	61,381	814,515	199,295	(425,736)	649,455
Prepublication costs, net	—	75,634	20,772	—	96,406
Property, plant and equipment, net	—	89,531	11,157	—	100,688
Goodwill	—	311,409	2,866	—	314,275
Other intangible assets, net	—	930,848	120,869	—	1,051,717
Investments	1,696,202	8,800	14,805	(1,696,202)	23,605
Deferred income taxes non-current	—	26,426	859	(1,454)	25,831
Other non-current assets	76,368	21,038	7,815	—	105,221
Total assets	$1,833,951	$2,278,201	$378,438	$(2,123,392)	$2,367,198
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$116,024	$120,126	$11,296	$(116,024)	$131,422
Accrued royalties	—	81,216	12,814	—	94,030
Accrued compensation and contributions to retirement plans	—	63,813	13,582	—	77,395
Deferred revenue	—	116,313	5,460	—	121,773
Current portion of long-term debt	8,100	—	—	—	8,100
Other current liabilities	19,500	86,395	21,486	—	127,381
Total current liabilities	143,624	467,863	64,638	(116,024)	560,101
Long-term debt	1,483,815	—	—	—	1,483,815
Deferred income taxes	—	1,454	34,588	(1,454)	34,588
Other non-current liabilities	—	57,947	7,479	—	65,426
Total liabilities	1,627,439	527,264	106,705	(117,478)	2,143,930
Commitments and contingencies
Equity
Member's equity	292,474	1,737,291	266,142	(1,999,958)	295,949
Accumulated deficit	(85,962)	13,773	(7,817)	(5,956)	(85,962)
Accumulated other comprehensive loss	—	(127)	(10,082)	—	(10,209)
Total Parent company equity	206,512	1,750,937	248,243	(2,005,914)	199,778
Total equity - noncontrolling interests	—	—	23,490	—	23,490
Total equity	206,512	1,750,937	271,733	(2,005,914)	223,268
Total liabilities and equity	$1,833,951	$2,278,201	$378,438	$(2,123,392)	$2,367,198

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

	Successor
	For the Year Ended December 31, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Operating activities
Cash provided by operating activities	$41,880	$295,309	$42,160	$(168,232)	$211,117
Investing activities
Investment in prepublication costs	—	(40,217)	(10,046)	—	(50,263)
Capital expenditures	—	(36,930)	(2,650)	—	(39,580)
Acquisitions and investments	—	—	(56,453)	—	(56,453)
Proceeds from sale of investment	—	54	3,250	—	3,304
Proceeds from dispositions	—	17	8,868	—	8,885
Cash used for investing activities	—	(77,076)	(57,031)	—	(134,107)
Financing activities
Payment of term loan	(41,880)	—	—	—	(41,880)
Payment of deferred purchase price	—	(53,500)	—	—	(53,500)
Dividends paid to noncontrolling interests	—	—	(169)	—	(169)
Dividends on restricted stock unit	—	(101)	—	—	(101)
Cash provided by (used for) financing activities	(41,880)	(53,601)	(169)	—	(95,650)
Effect of exchange rate changes on cash	—	—	(2,652)	—	(2,652)
Net change in cash and cash equivalents	—	164,632	(17,692)	(168,232)	(21,292)
Cash and cash equivalents at the beginning of the period	—	301,985	67,429	(116,024)	253,390
Cash and cash equivalents, ending balance	$—	$466,617	$49,737	$(284,256)	$232,098

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

	Successor
	For the Period from March 23, 2013 to December 31, 2013
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Operating activities
Cash provided by operating activities	$(1,692,580)	$2,031,724	$141,967	$(116,024)	$365,087
Investing activities
Investment in prepublication costs	—	(43,653)	(8,802)	—	(52,455)
Capital expenditures	—	(6,284)	(465)	—	(6,749)
Acquisitions and investments	—	(1,650,064)	(114,582)	—	(1,764,646)
Proceeds from dispositions	—	13	33	—	46
Cash used for investing activities	—	(1,699,988)	(123,816)	—	(1,823,804)
Financing activities
Borrowings on long-term debt	1,609,796	—	—	—	1,609,796
Payment of term loan	(87,075)	—	—	—	(87,075)
Payment of revolving facility	(35,000)	—	—	—	(35,000)
Equity contribution	950,000	—	—	—	950,000
Payment of acquisition costs on behalf of Parent	(28,672)	—	—	—	(28,672)
Distribution to Parent	(628,854)	—	—	—	(628,854)
Dividends paid to noncontrolling interests	—	—	(526)	—	(526)
Dividends on restricted stock unit	—	(1,307)	(104)	—	(1,411)
Payment of deferred loan acquisition costs	(87,615)	3,240	—	—	(84,375)
Cash provided by (used for) financing activities	1,692,580	1,933	(630)	—	1,693,883
Effect of exchange rate changes on cash	—	—	(1,409)	—	(1,409)
Net change in cash and cash equivalents	—	333,669	16,112	(116,024)	233,757
Cash and cash equivalents at the beginning of the period	—	(31,684)	51,317	—	19,633
Cash and cash equivalents, ending balance	$—	$301,985	$67,429	$(116,024)	$253,390

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

	Predecessor
	For the Year Ended December 31, 2012
	MHGE Intermediate (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Operating activities
Cash provided by operating activities	$—	$151,247	$62,012	$(3,785)	$209,474
Investing activities
Investment in prepublication costs	—	(64,704)	(13,583)	—	(78,287)
Capital expenditures	—	(17,121)	—	—	(17,121)
Proceeds from dispositions	—	692	—	—	692
Cash used for investing activities	—	(81,133)	(13,583)	—	(94,716)
Financing activities
Net transfers (to) from Parent	—	(65,413)	(55,379)	3,785	(117,007)
Dividends paid to noncontrolling interests	—	—	(12,627)	—	(12,627)
Cash provided by (used for) financing activities	—	(65,413)	(68,006)	3,785	(129,634)
Effect of exchange rate changes on cash	—	—	2,797	—	2,797
Net change in cash and cash equivalents	—	4,701	(16,780)	—	(12,079)
Cash and cash equivalents at the beginning of the period	—	1,174	109,093	—	110,267
Cash and cash equivalents, ending balance	$—	$5,875	$92,313	$—	$98,188

(1) MHGE Intermediate was created to facilitate the Founding Acquisition and therefore was not a legal entity in periods prior to March 22, 2013.

19.	Transactions with Sponsors

In connection with the Founding Transactions, MHGE Holdings, our wholly owned subsidiary, entered into a management fee agreement with Apollo Management VII, L. P. (the “Advisor”), an affiliate of our Sponsor pursuant to which the Advisor will provide management consulting services to Parent and its direct and indirect divisions and subsidiaries, including the Company and MHGE Holdings. In exchange for these services, the Advisor will receive an aggregate annual management fee of $3,500 and reimbursement of out-of-pocket expenses incurred in connection with the provision of such services. For the year ended December 31, 2014 and the period March 23, 2013 to December 31, 2013, the Successor recorded an expense of $3,500 and $875 for management fees, respectively. In connection with the Founding Transactions, Apollo Global Securities, LLC, an affiliate of our Sponsor (the “Affiliate”), entered into a transaction fee agreement with Parent relating to the provision of certain structuring, financial, investment banking and other similar advisory services in connection with the Founding Transactions and future transactions. We paid the Affiliate a one-time transaction fee of $25,000 in exchange for services rendered in connection with the structuring of the Founding Transactions, arranging financing and performing other services with the Founding Transactions. Also, subject to the terms and conditions of the agreement, an additional transaction fee equal to 1% of the aggregate enterprise value will be payable to Affiliate for investment banking, financing and other financial advisory services related to any merger, acquisition, disposition, financing or any similar transaction in the future.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

20.	Commitments and Contingencies

Rental Expense and Lease Obligations
We are committed under lease arrangements covering property, computer systems and office equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their economic lives or their lease term. Certain lease arrangements contain escalation clauses covering increased costs for various defined real estate taxes and operating services and the associated fees are recognized on a straight-line basis over the minimum lease period.
Rental expense for property and equipment under all operating lease agreements was $26,033, $18,528, $6,323 and $24,665, for the year ended December 31, 2014 (Successor), periods March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) and the year ended December 31, 2012 (Predecessor), respectively.
Cash amounts for future minimum rental commitments under existing non-cancelable leases with a remaining term of more than one year are shown in the following table.

	Rent commitment	Sublease Income	Net Rent
2015	21,699	(469)	21,230
2016	20,677	(471)	20,206
2017	18,239	(279)	17,960
2018	15,356	(9)	15,347
2019	10,501	(9)	10,492
2020 and beyond	41,027	(2)	41,025
Total	$127,499	$(1,239)	$126,260

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

21.	Related Party Transactions

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
The Notes bear interest at 8.5% for interest paid in cash and 9.25% for in-kind interest, “PIK”, by increasing the principle amount of the Notes by issuing new notes. Interest is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2015. The first semi-annual interest payment due must be paid in cash and was paid on February 2, 2015. The determination as to whether interest is paid in cash or PIK is determined based on

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

restrictions in the Company’s borrowing agreements for payments to the Company’s parent. Interest paid in cash will be funded by the Company via a distribution to MHGE Parent. PIK may be paid either 0%, 50% or 100% of the amount of interest due, dependent on the amount of any restriction. The Notes are junior to the debt of all of the Company's subsidiaries, are not guaranteed by any of the parent company’s subsidiaries and are a contractual obligation of MHGE Parent.
Employee Loans
During the second quarter of 2013, the Company made unsecured loans to two employees in the amount of $175 for the employees to invest in the Company’s parent common stock. Interest is payable at the federal short-term rate under the Internal Revenue Code, and the loans and accrued interest are repayable in cash in full from any after tax long-term incentive award payments but in no case later than February 15, 2015. The loans can be prepaid at any time. As of December 31, 2014, the balance outstanding was $31 and is included in prepaid and other current assets.
MHC Service Charges and Allocations & Transition Services
Historically, MHC has provided services to and funded certain expenses for Predecessor and its subsidiaries. These services and expenses included global technology operations and infrastructure, global real estate and occupancy, employee benefits and shared services such as tax, legal, treasury, and finance as well as an allocation of MHC’s corporate management costs. The expenses included in the combined consolidated financial statements were $3,011, $17,811, $7,661 and $246,730 for the year ended December 31, 2014 (Successor), the periods March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) and the year ended December 31, 2012, respectively. As of December 31, 2014, no further charges and allocations are being made, except for services provided under the Transition Services Agreement as described below, because MHGE had established its own management structure, benefit plans and other functions.
Effective January 1, 2013, in connection with the Transactions, MHGE Holdings, our wholly owned subsidiary, entered into transition services agreement with MHC, pursuant to which MHC provided MHGE Holdings and us with certain corporate services, including corporate accounting, treasury, global procurement and manufacturing, facilities, human resources and information technology during 2013. The transition services agreement with MHC ended during 2014.
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
Quest Agreement

Leader’s Quest Ltd (“Quest”) is a UK-based non-profit enterprise at which Lindsay Levin is the founder and managing partner. Ms. Levin is the spouse of David Levin, who serves as our President and Chief Executive Officer. In 2014, the Company entered into an agreement with Quest pursuant to which Quest provided leadership workshops and other leadership training for twelve members of the Company’s executive leadership team. The Company paid Quest total fees of $133 in connection with the Quest agreement. In 2015, the Company entered into an agreement which Quest will provide additional leadership workshops and other leadership training for additional members of the Company’s leadership team. The Company will pay Quest total fees of $248 in connection with the

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

agreement. As Quest is a non-profit enterprise, Ms. Levin does not stand to benefit financially from the transaction with the Company.

22.	Valuation and Qualifying Accounts

	Balance at beginning of the year	Additions	Deductions	Balance at end of year
Year ended December 31, 2014
Allowance for Doubtful Accounts	$16,213	$4,919	$(7,175)	$13,957
Allowance for returns	168,383	318,530	(304,986)	181,927
Inventory	45,548	16,432	(23,087)	38,893
Other	784	—	—	5,305

Year ended December 31, 2013
Allowance for Doubtful Accounts	$10,725	$6,362	$(874)	$16,213
Allowance for returns	163,735	388,717	(384,069)	168,383
Inventory	54,958	13,380	(22,790)	45,548
Other	1,051	—	—	784

Year ended December 31, 2012
Allowance for Doubtful Accounts	$15,812	$5,400	$(10,487)	$10,725
Allowance for returns	177,222	334,470	(347,957)	163,735
Inventory	62,077	15,279	(22,398)	54,958
Other	178	—	—	1,051

23.	Quarterly Results of Operations (Unaudited)

	Three Months Ended
	Successor
	March 31,	June 30,	September 30,	December 31,
2014:
Revenue	$204,571	$251,745	$462,128	$372,034
Gross profit	150,751	180,561	335,509	264,926
Operating income (loss)	(50,664)	(9,039)	144,570	40,907
Net income (loss)	(57,169)	(53,563)	97,193	17,364

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

	Predecessor	Successor
	January 1	March 23	Three Months Ended
	to	to	June 30,	September 30,	December 31,
	March 22	March 31
2013:
Revenue	$186,242	$12,883	$220,054	$464,200	$358,668
Gross profit	129,993	2,640	94,086	256,729	241,500
Operating income (loss)	(4,916)	(28,927)	(74,072)	70,757	19,597
Net income (loss)	(3,553)	(21,153)	(76,572)	26,503	(14,740)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and has made organizational arrangements to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

The following table provides information regarding the executive officers and the members of the board of directors (the “Board”) of Georgia Holdings, Inc. (“Georgia Holdings”), the direct parent of AcquisitionCo, as of the date of the prospectus. The Board manages the general course of our affairs and businesses and has delegated certain authority to the respective board of managers of AcquisitionCo, Parent, Holdings and MHGE Holdings to supervise our operations and activities.

Name	Age	Position
David Levin	53	President and Chief Executive Officer and Director
Patrick Milano	54	Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Assistant Secretary
David Stafford	52	Senior Vice President, General Counsel and Secretary
Teresa Martin-Retortillo	47	Senior Vice President, Strategy and Business
Thomas Kilkenny	56	Senior Vice President and Controller
Larry Berg	48	Chairman and Director
Lloyd G. Waterhouse	63	Director
Antoine Munfakh	32	Director
Evan Bayh	59	Director
Mark Wolsey-Paige	53	Director
Ronald Schlosser	66	Director
Antonio Villaraigosa	59	Director

David Levin became the President and Chief Executive Officer and a Director of Georgia Holdings on April 9, 2014. Mr. Levin previously served as the chief executive of UBM plc (“UBM”), a multinational media company headquartered in London. Prior to his tenure at UBM, Mr. Levin was chief executive of Symbian Software, a U.K based software group that built the operating system to power the first generation of smartphones. He has also served as chief executive of Psion PLC, a London-based consumer and business technology company, and as chief operating officer and finance director of Euromoney Institutional Investor PLC. Mr. Levin also served for seven years as a non-executive on the Finance Committee of the Oxford University Press. Mr. Levin received his bachelor’s degree in politics, philosophy and economics from Oxford University and his MBA from Stanford University. The Board believes that Mr. Levin provides valuable insight and perspective on general and strategic business matters stemming from his extensive executive and management experience at UBM, Symbian Software and Psion PLC.

Patrick Milano is the Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Assistant Secretary of Georgia Holdings. He was previously the Chief Financial Officer and Chief Administrative Officer of the McGraw-Hill Education segment of MHC since May 2012. Prior to becoming an officer of McGraw-Hill Education, LLC, between 2000 and 2012, Mr. Milano held several Standard & Poor’s leadership and financial roles including his most recent role as Executive Vice President, Operations. Prior to that, Mr. Milano held a number of positions at McGraw-Hill Education, LLC, including Senior Vice President of Finance and Operations of Macmillan/McGraw-Hill. Mr. Milano is a graduate of Rutgers University, holds an MBA from Monmouth University and is a Certified Public Accountant.

David Stafford is the Senior Vice President, General Counsel and Secretary of Georgia Holdings. Prior to becoming an officer of Georgia Holdings in 2012, Mr. Stafford was vice president and associate general counsel at MHC. From 2006 to 2009, he served as senior vice president, corporate affairs, and assistant to the chairman and chief executive officer. Before joining MHC in 1992, he was an associate at the New York City law firms of Battle Fowler and Rosenman & Colin LLP. Mr. Stafford is a graduate of Columbia College and received his J.D. degree from Cornell Law School. He serves on the Board of Trustees of YAI Network, a not-for-profit that provides services to people who are developmentally disabled.

Teresa Martin-Retortillo became Senior Vice President of Strategy & Business Development of Georgia Holdings in on May 5, 2014. Prior to joining McGraw-Hill Education, Ms. Martin-Retortillo was a partner with Bain & Company for 18 years. Ms. Martin-Retortillo began her professional career at Goldman Sachs as a corporate finance analyst. Ms. Martin-Retortillo serves on the board of directors of NYPACE. She holds a bachelor’s degree in business administration from CUNEF (Colegio Universitario de Estudios Financieros) in Madrid, and a MBA degree from Harvard Business School.

Thomas Kilkenny is the Senior Vice President and Controller of Georgia Holdings. Prior to becoming an officer of Georgia Holdings, he was Senior Vice President and Controller of Core Media Group (renamed from CKX Entertainment, Inc.) from 2005 to 2012. From 2003 to 2004, he was Chief Financial Officer of Perseus Book Group. He previously held a number of positions at MHC from 1991 to 2003. Mr. Kilkenny is a magna cum laude graduate of Seton Hall University, holds an MBA from New York University and is a Certified Public Accountant.

Larry Berg is the Chairman and a Director of Georgia Holdings. Mr. Berg is a Senior Partner at Apollo having joined in 1992 and oversees the Firm’s efforts in manufacturing and industrials. Prior to that time, Mr. Berg was a member of the Mergers and Acquisitions group of Drexel Burnham Lambert Incorporated. Mr. Berg serves on the board of directors of Rexnord Industries, Jacuzzi Bath,Panolam, Do Something and Crisis Text Line. Mr. Berg graduated magna cum laude with a BS in Economics from the University of Pennsylvania’s Wharton School of Business and received an MBA from the Harvard School of Business. The Board believes that Mr. Berg’s extensive experience in making and managing private equity investments on behalf of Apollo and his experience in financing, analyzing and investing in public and private companies enables him to provide meaningful input and guidance to the Board and the Company.

Lloyd G. Waterhouse is a Director of Georgia Holdings and was the President and Chief Executive Officer of Georgia Holdings until his retirement on April 8, 2014. He was previously the President and Chief Executive Officer of the McGraw-Hill Education segment of MHC since June 2012. Mr. Waterhouse began his career with International Business Machines Corporation (“IBM”) in 1973 in the firm’s data processing division. He later became General Manager of Marketing and Services for IBM Asia Pacific. In 1992, he was appointed President of IBM’s Asia Pacific Services Corporation and later became Director of Global Strategy at IBM. In 1996, Mr. Waterhouse was named General Manager Marketing and Business Development, IBM Global Services, before being promoted to General Manager, E-Business Services, a division focused on consulting, education and training for customers. In 1999, Mr. Waterhouse became President and Chief Operating Officer, and later Chief Executive Officer, of Reynolds & Reynolds Co., a company primarily focused on software for the automotive industry. In 2006, he was appointed Chief Executive Officer of Harcourt Education, a leader in the United States School Education sector. The parent company of Harcourt Education decided to sell the business in 2007 and it merged with Houghton Mifflin Harcourt at the end of that year. Mr. Waterhouse has since served as a director of SolarWinds, Inc., ITT Educational Services, Ascend Learning LLC, Digimarc Corporation, i2 Technologies, Inc. and Atlantic Mutual Insurance Companies. Mr. Waterhouse is a graduate of Pennsylvania State University and holds an MBA from Youngstown State University. The Board believes that Mr. Waterhouse provides valuable insight and perspective on general strategic and business matters, stemming from his extensive executive and management experience with IBM and Houghton Mifflin Harcourt.

Antoine Munfakh is a Director of Georgia Holdings. Mr. Munfakh is a Principal at Apollo having joined in 2008. Prior to that time, Mr. Munfakh spent two years as an Associate at the private equity firm Court Square Capital Partners. Previously, Mr. Munfakh was an Analyst in the Financial Sponsor Investment Banking group at JPMorgan. Mr. Munfakh graduated summa cum laude from Duke University with a BS in Economics, where he was elected to

Phi Beta Kappa. The Board believes that Mr. Munfakh provides valuable insight to the Board on strategic and business matters, stemming from his experience analyzing, making and managing investments in public and private companies.

Evan Bayh is a Director of Georgia Holdings. Mr. Bayh is a Partner at McGuire Woods LLP having joined the firm in 2011. Prior to that time, Mr. Bayh was a two-term U.S. Senator from 1999-2011 and a former two-term governor of Indiana from 1989-1997. In addition to his law practice, Mr. Bayh is a senior advisor at Apollo Management in New York. He is a graduate of Indiana University and received his J.D. degree from the University of Virginia Law School. Mr. Bayh serves as a director of Marathon Petroleum,Fifth Third Bank, Berry Plastics, and RLJ Trust. Mr. Bayh serves as a director because of his extensive leadership skills, significant executive experience and his legal and policy knowledge which makes him a valuable asset to the Board.

Mark Wolsey-Paige is a Director of Georgia Holdings. From 2010-2014 Mr. Wolsey-Paige served as an advisor to the Sponsor, largely on healthcare-related deals. Prior to becoming an advisor at Apollo Global Management, Mr. Wolsey-Paige served as Executive Vice President, Product Development & Supply at Siemens Healthcare Diagnostics from 2007-2009. In 2007, he was appointed Chief Strategy and Technology Officer for Dade Behring Inc. prior to its acquisition by Siemens. Previously, Mr. Wolsey-Paige worked at Baxter Diagnostics, which became a part of Dade Behring, and became Vice President, Strategy and Business Development in 2000; he remained in this role until the company was acquired, while also becoming head of Research and Development, Instrument Manufacturing and Supply Chain Management. Prior to joining Dade Behring, he was a consultant at Bain & Company in Boston. Before that, Mr. Wolsey-Paige served four years in the U.S. Army, achieving the rank of Captain and worked in the Strategic Plans and Policy Directorate on the Army staff in the Pentagon. Mr. Wolsey-Paige holds an MBA from Harvard University and is a graduate of Washington University. Mr. Wolsey-Paige serves as a director because his product development, corporate strategy and technology experience provides valuable knowledge and to the Board.

Ronald Schlosser is a Director of Georgia Holdings and previously served as Executive Chairman of Georgia Holdings through May 1, 2014. Ron currently advises global leaders in private equity investing in information services, including healthcare, data services and education. He has served as Chairman and Chief Executive Officer of Haights Cross Communications, an educational and library information company, and has served as a Senior Advisor to Providence Equity Partners and Chairman of several education and information services portfolio companies, including Jones & Bartlett, Assessment Technologies Institute, Edline and Survey Sampling International. Mr. Schlosser served as Chief Executive Officer of Thomson Learning Group, after serving as Chief Executive Officer of Thomson Scientific and Healthcare, after joining Thomson Financial Publishing as its President & Chief Executive Officer in 1995. He is a Board Member of Copyright Clearance Center, New York University POLY and The Peddie School. Mr. Schlosser is a graduate of Rider University and holds an MBA from Fairleigh Dickinson University. Mr. Schlosser serves as a Director because of his extensive industry and business experience in the education and information sectors, which enables him to offer the Board important industry-specific perspectives, and his experience as CEO of Thomson, which provides the Board with operational matters expertise.

Antonio Villaraigosa became a Director of Georgia Holdings on June 13, 2014. Mr. Villaraigosa was the Mayor of Los Angeles from 2005 until 2013 and he was President of the U.S. Conference of Mayors. He was also national co-chairman of Hillary Clinton’s presidential campaign, a member of President Obama’s Transition Economic Advisory Board, and Chairman of the 2012 Democratic National Convention. Mr. Villaraigosa is currently also a fellow at the Harvard’s Institute of Politics, a consultant for Edelman public relations and a part-time professor at the USC Price School of Public Policy.

Committees of the Board

Audit Committee. The Audit Committee consists of two members: Messrs. Wolsey-Paige and Munfakh, both of whom qualify as audit committee financial experts, as such term is defined in Item 407(d)(5) of Regulation S-K. Mr. Wolsey-Paige is the chair of the Audit Committee. In light of our status as a privately-held company and the absence of a public trading market for our common stock, there are no requirements that we have an independent audit committee.

The Audit Committee is directly responsible for the appointment, compensation, retention (including termination) and oversight of the independent auditors, the granting of appropriate pre-approvals of all auditing services and non-audit services to be provided by the independent auditors, meeting and discussing with management, the internal audit group and independent auditors the annual audited and quarterly unaudited financial statements, any legal, regulatory any compliance matters (including tax) that could have a significant impact on financial statements, reviewing and discussing with management major financial risk exposures and steps taken to monitor, controlling and managing them and review the responsibilities and results of the internal audit group.

Compensation Committee. The Compensation Committee consists of three members: Messrs. Berg, Munfakh and Schlosser. The Compensation Committee is responsible for formulating, evaluating and approving the compensation and employment arrangements of the officers of Georgia Holdings and the Company.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee consists of three members: Messrs. Bayh, Berg and Waterhouse. The Nominating and Corporate Governance Committee is responsible for assisting Georgia Holdings in identifying and recommending candidates to the Board, recommending composition of the Board and committees and reviewing and recommend revisions to the corporate governance guidelines.

Code of Ethics

We have adopted a code of ethics, referred to as our “Code of Business Ethics,” that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer and senior financial and accounting officers. A copy of our Code of Business Ethics is available on our website at www.mheducation.com.
Compensation and Discussion Analysis
The following discussion describes our process of determining the compensation and benefits provided to our “named executive officers” in fiscal year 2014.
Our named executive officers for fiscal year 2014 are:

•	David Levin, President and Chief Executive Officer (“CEO”) and Director

•	Patrick Milano, Executive Vice President, Chief Financial Officer (“CFO”), Chief Administrative Officer (“CAO”) and Assistant Secretary

•	David Stafford, Senior Vice President, General Counsel and Secretary

•	Teresa Martin-Retortillo, Senior Vice President, Strategy & Business Development

•	Thomas Kilkenny, Senior Vice President and Controller

Executive Summary

•
In 2014, following the 2013 carve-out of our business from our prior parent company and sale to AcquisitionCo, our senior leadership team has focused on transforming our profile, revenue base and product line to a digital, science-based technology firm developing leading-edge learning solutions for the K-12, college / higher education, and specialized education markets.

•	Following Lloyd Waterhouse’s retirement from employment effective April 8, 2014, David Levin succeeded Mr. Waterhouse as our President and CEO effective April 9, 2014.

•
On January 13, 2014, we announced that we entered into an employment agreement with David Levin, who succeeded Mr. Waterhouse as our President and CEO effective April 9, 2014. Mr. Levin was most recently the Chief Executive Officer of UBM plc, where he served from April 2005 to March 2014. From April 2002 until April 2005, he was Chief Executive Officer of Symbian plc. The compensation and benefits provided under Mr. Levin’s employment agreement were designed to incentivize him to relocate to the New York, NY area where our headquarters is located, and to provide him with market-competitive compensation and benefits. Mr. Levin’s responsibilities have included developing and implementing a strategic plan that will set MHGE on a path for continued growth as a learning science company, fostering international expansion, and strengthening the leadership team.

Executive Compensation Programs

Compensation Philosophy and Objectives

Our executive compensation philosophy is focused on pay for performance and is designed to reflect appropriate governance practices aligned with the needs of our business. We grant target levels of compensation that are designed to attract and retain employees who are able to meaningfully contribute to our success. The Compensation Committee of the board of directors of Georgia Holdings (the “Compensation Committee”) considers several factors in designing target levels of compensation, including, but not limited to, historical levels of pay for each executive, actual turnover in the executive ranks, market data on the compensation of executive officers at similar companies, and its judgment about retention risk with regard to each executive relative to his or her importance to the Company.

The Company’s mix of fixed versus variable compensation, within the target total level of pay, is driven by the Company’s emphasis on pay for performance. The Company uses variable compensation, including performance equity grants, together with management’s accumulated equity holdings, both vested and unvested, to enhance alignment of the interests of our named executive officers and the interests of Georgia Holdings’ stockholders.

Specifically, for fiscal year 2014, the objectives of our executive compensation programs focused on delivering key initiatives and performance goals for our five-year plan. Our objectives were as follows:

•	Deliver on our strategic imperatives for 2014: Focus, Simplify, Expand

•	Focus on driving scale, leadership and increased market share

•	Simplify by consolidating delivery platforms, optimizing content creation and course lifecycle management, and redesigning service and support model

•	Expand our business frontiers to gain scale faster through enterprise, services and test preparation

•	Achieve operational excellence by continuing to implement best practices, eliminate redundant or unnecessary practices, and streamline practices in order to achieve best quality results

•
Align the interests of our executives with those of Georgia Holdings’ stockholders, by rewarding them for delivering on the key initiatives that will position MHGE as a leading force in digital education products and learning methods

•	Encourage achievement of EBITDA and free cash flow goals developed in conjunction with our five-year plan

•	Enable the hiring and retention of high-caliber talent

•	Provide appropriate incentives for both business and individual performance

•	Encourage prudent, but not excessive, risk-taking

•	Build value by linking a significant portion of compensation to long-term company performance

•	Develop an entrepreneurial culture that contributes to our continued growth, by being performance-driven, nimble, and cost-conscious

Compensation Programs

For fiscal year 2014, the principal elements of our executive compensation programs were as follows:

Compensation Element	Brief Description	Objectives
Base Salary	Fixed compensation	Provide a competitive, fixed level of cash compensation to attract and retain the most talented and skilled employees
Annual Incentive Plan	Variable cash compensation earned based on achieving pre-established annual goals	Motivate and reward employees to achieve or exceed MHGE’s current year EBITDA goals
Equity Awards	One-time nonqualified option awards made to senior leaders, and restricted stock units granted in connection with corporate dividend	Align performance of our key talent with Georgia Holdings’ stockholders
Encourage achievement of annual and cumulative EBITDA and free cash flow goals

Further, we provide our named executive officers with severance payments and benefits, retirement benefits, limited perquisites and other fringe benefits, and participation in health and welfare plans available to our employees generally.

The following discussion provides further details on these executive compensation programs.

Base Salaries

Base salaries provide a fixed amount of cash compensation on which our named executive officers can rely. As of December 31, 2014, the annual base salaries for our named executive officers were as follows:

Name / Title	Fiscal Year 2014 Base Salary
D. Levin	$1,000,000
President and CEO and Director

P. Milano	$550,000
Executive Vice President, CFO, CAO and Assistant Secretary

T. Martin-Retortillo	$500,000
Senior Vice President, Strategy & Business Development

D. Stafford	$450,000
Senior Vice President, General Counsel and Secretary

T. Kilkenny	$340,616
Senior Vice President and Controller

In determining base salaries for fiscal year 2014, we reviewed relevant market data to obtain a general understanding of current market practices, so we can design our executive compensation program to be competitive. Market data is not used exclusively, but rather as a point of reference to draw comparisons and distinctions. We also take into account an executive officer’s job responsibilities, performance, qualifications and skills in determining individual compensation levels.

The survey data we primarily used in determining fiscal year 2014 compensation were (i) the Towers Watson Executive Compensation Media Survey, for which we utilized a sample of firms focusing on book publishers, business to business media, consumer magazines, newspapers, information services, and multiple media platforms, and (ii) the Radford Executive Compensation Survey, which focuses on technology firms. In all cases, data for firms with revenues in the $1 billion to $3 billion range was used.

2014 Annual Incentive Plan (AIP)

The 2014 Annual Incentive Plan (“AIP”) is designed to incentivize maximizing EBITDA through revenue generation, platform growth and development, and operational efficiencies.

For 2014, the bonus pool was determined based on the level of achievement of our Company-wide annual EBITDA goal as compared to our annual target EBITDA goal, as follows:

Annual EBITDA achieved compared to target goal:	% of Target Pool Funded:
Less than or equal to $432 million	0%
Greater than $432 million but less than $480 million	Linear interpolation between 0% and 100%
$480 million or more, but less than $495 million	100%
$495 million or more, but less than $544.5 million	Linear interpolation between 100% and 200%
$544.5 million or greater	200%

In 2014, we achieved annual EBITDA of $502.4 million, which represented 101.5% of the top of our target range, after taking into account certain adjustments for extraordinary items. Under the terms of the AIP, this achievement would result in a total bonus pool of 115% of the target bonus pool; however, after all determinations of allocations to our various business units and individuals, only 96.2% of the target bonus pool was in fact paid. The allocations to our various business units were based on the business unit’s achievement of unit-level performance metrics, considering the unit’s attainment of strategic objectives and the unit’s impact on our overall performance and success. The allocated portion of the bonus pool to each business unit was then further allocated to individual participants. The amount of individual bonuses were determined in each case based on the business unit manager’s recommendation of the individual’s performance, taking into account both quantitative and qualitative criteria, such as the individual’s performance against his or her objectives and the individual’s contributions to key strategic initiatives of the business unit or MHGE overall.

Individual allocations to our named executive officers other than our CEO are based on the recommendations of the CEO and are subject to the review and approval of the Compensation Committee. With respect to our named executive officers other than our CEO, our CEO recommended, and the Compensation Committee reviewed and approved, bonus payments under the 2014 AIP at target, above target or below target, in each case taking into account MHGE’s strong performance for 2014, as well as evaluations of the named executive’s officer’s contributions and leadership in achieving our goals with respect to the transition of the CEO, building our senior leadership team, and completing business acquisitions.

With respect to our CEO, our Compensation Committee recommended, and the board of directors of Georgia Holdings approved, a bonus payment under the 2014 AIP at 100% of target performance. This determination was made based on MHGE’s strong performance, as well as our CEO’s achievement of IMO savings objectives, his strengthening of the leadership team, addressing key business challenges in a timely manner, and accelerating the Company’s digital transformation through acquisitions and new product releases.

The following table sets forth each of our named executive officers’ target bonus under the 2014 AIP as well as his or her actual bonus payment:

Executive	2014 AIP Target Bonus	2014 AIP Payment
David Levin	$1,000,000	$1,000,000
President and CEO and Director

Patrick Milano	$550.000	$605,000
Executive Vice President, CFO, CAO and Assistant Secretary

David Stafford	$225,000	$202,050
Senior Vice President, General Counsel and Secretary

Teresa Martin-Retortillo	$325,000	$325,000
Senior Vice President, Strategy & Planning

Thomas Kilkenny	$136,246	$135,000
Senior Vice President and Controller
Georgia Holdings Nonqualified Stock Option Program

We established the Georgia Holdings, Inc. Management Equity Plan (the “Management Equity Plan”) in fiscal year 2013 as a platform to award equity awards to our key employees, including our named executive officers. The Management Equity Plan was designed to align the interests of our most senior leaders with those of Georgia Holdings’ stockholders. For our named executive officers and other senior leadership team, we have historically used one-time (not annual) awards of options to acquire common stock of Georgia Holdings, with a per share exercise price not less than the fair market value of a share of Georgia Holdings’ common stock as of the date of grant. Messrs. Milano, Stafford and Kilkenny each received option grants at the time the Management Equity Plan was established in fiscal year 2013, and Mr. Levin and Ms. Martin-Retortillo each received options upon their hire in fiscal year 2014.

The option awards are tied to service and performance goals which contribute to our five-year economic plan, and were generally designed to encourage appreciation of the business, retention and achievement of our performance goals for the next five years.

The vesting terms of the options were as follows: 50% of each option vests in equal installments of 20% over five years, provided that the executive remains continuously employed by MHGE through the applicable vesting date. The remaining 50% of the option vests in equal installments of 20% on each of the same five anniversaries, provided that the executive remains continuously employed by MHGE through the applicable vesting date and certain performance criteria are met with respect to each fiscal year during the vesting period. For Mr. Levin and Ms. Martin-Retortillo, performance is measured beginning with fiscal year 2014 and ending with fiscal year 2018, and for Messrs. Milano, Stafford and Kilkenny, performance is measured beginning with fiscal year 2013 and ending with fiscal year 2017.

With respect to the portion of the option which vests based on achievement of performance criteria, 50% of such portion is based on achievement of annual EBITDA targets and the remaining 50% of such portion is based on the achievement of annual free cash flow targets. The applicable performance targets were designed to drive significant growth of our business yet still be achievable, and to focus on long-term value creation. If any installment of the performance-vesting option does not vest as of the vesting date for the applicable year because either of the performance criteria are not met, that installment remains eligible for vesting on any future vesting date, if MHGE’s cumulative EBITDA or cumulative free cash flow, as applicable, for the year(s) prior to that vesting date equals or exceeds the target cumulative EBITDA or target cumulative free cash flow. Excess performance in any given year may not be applied to cumulative results for subsequent years.

The option award agreements granted under the Management Equity Plan generally defines “EBITDA” as consolidated net income before interest, taxes, depreciation, amortization, extraordinary items (including Other Income and Expense items as well as LIFO Income and Expense items) and management or similar fees payable to
Apollo Management or any of its affiliates, as reflected on the audited consolidated financial statements of Georgia Holdings for the applicable measurement period. Consolidated net income is determined in accordance with generally accepted accounting principles except that gains or losses from extraordinary, unusual or non-recurring items may be excluded in the discretion of the Compensation Committee. “Free cash flow” is generally defined as operating cash flow minus capital expenditures.

For 2014, after taking into account certain adjustments for extraordinary items, we achieved annual EBITDA of $497.1 million, which represented 107.1% of our target goal of $464 million, and annual free cash flow of $497.9 million, which represented 116.1% of our target goal of $429 million. Accordingly, (i) an additional 20% of the options held by Mr. Milano, Mr. Stafford, and Mr. Kilkenny became vested as of the second anniversary of the closing date of the Founding Acquisition, because each such named executive officer satisfied both the service-vesting and performance-vesting conditions relating to such portion of his option, and (ii) 20% of the options held by Mr. Levin and Ms. Martin-Retortillo will vest on April 9, 2015 and May 5, 2015 respectively, provided the executive is actively employed as of the applicable date.

The option award agreements under the Management Equity Plan also contain noncompetition, nonsolicitation, confidentiality, nondisclosure and other restrictive covenants. These restrictions apply to all of the named executive officers. The duration of the noncompetition and nonsolicitation covenants for all named executive officers extend for one year following termination of employment.

Adjustments to Options; Restricted Stock Unit Grants

Options granted under the Management Equity Plan were equitably adjusted in fiscal year 2014 in light of two extraordinary dividends made on July 18, 2014 and December 16, 2014. These dividends were delivered to option holders either through (i) reducing the exercise price by the full amount of the per share dividend, where possible, or (ii) through a combination of reducing the exercise price and granting restricted stock units.

For Mr. Levin and Ms. Martin-Retortillo, their options were adjusted by reducing the exercise price by the full amount of the per share dividend. The exercise price of their options was adjusted from $170 to $132.58 on July 18, 2014, and from $132.58 to $122.97 on December 16, 2014.

For Messrs. Milano, Stafford, and Kilkenny, their options were adjusted through a combination of reducing the exercise price and granting restricted stock units. The exercise price of their options was adjusted from $55.93 to $33.15 on July 18, 2014, and from $33.15 to $30.75 on December 16, 2014. To adjust the option for the remaining value of the dividend, Milano, Stafford, and Kilkenny were each granted restricted stock units which vest on the same vesting schedule and on the same conditions as the adjusted options. The number of shares covered by the restricted stock units was determined by dividing (x) the per share dividend amount less the value of the exercise price adjustment by (y) the then-current value of a share of common stock.

See “-Potential Payments upon Termination or Change in Control” for a description of the treatment of options and restricted stock units upon certain events. Following any termination of employment, any vested portion of an option and any shares acquired upon exercise of an option are subject to the repurchase rights of Georgia Holdings and Apollo Management.
Severance Benefits

We are obligated to pay severance or other enhanced benefits to our named executive officers upon certain terminations of their employment. Our severance programs are designed to promote loyalty, and to provide executives with security and reasonable compensation upon an involuntary termination of employment. Messrs. Levin, Milano and Stafford and Ms. Martin-Retortillo participate in the Georgia Holdings, Inc. Executive Severance

Plan (the “Executive Severance Plan”), which was established in fiscal year 2013 to become effective as of the first anniversary of the closing of the Founding Acquisition. Mr. Kilkenny’s severance benefits are payable under the terms of his offer letter entered into in connection with his hire in fiscal year 2012. Under certain circumstances, Mr. Levin is entitled to enhanced severance benefits if he incurs an involuntary termination within the first three years of his hire. These enhanced severance benefits were negotiated at arm’s-length in connection with his employment agreement, to encourage Mr. Levin’s relocation to New York City, where our headquarters are located.

Further details regarding the severance benefits provided to our named executive officers can be found under “-Potential Payments upon Termination or Change in Control.”
Retirement Benefits

Each named executive officer participates in our 401(k) plan, which is a qualified defined contribution plan available to our employees generally.
In addition, accounts held by certain of our named executive officers under a nonqualified defined contribution plan sponsored by our prior parent company, called The McGraw-Hill Companies, Inc. 401(k) Savings and Profit Sharing Supplement Plan, transferred to us in connection with the Founding Acquisition. These accounts held amounts that our named executive officers were permitted to defer in 2012 in excess of the tax code limitations imposed on the 401(k) plan. The accounts will be payable upon the named executive officer’s retirement or termination. We will continue to credit these accounts until payment, at the rate equal to 120% of the annual applicable deferred long-term rate for December of the prior year. For the fiscal year 2014 portion of interest credited by MHGE, the December 2013 rate was 3.99%.
Perquisites and Fringe Benefits
We provide a limited number of perquisites and fringe benefits to our named executive officers, such as health club memberships and annual physical exams, to be competitive with the marketplace. We also provide Mr. Levin with certain benefits related to the travel of his spouse between their residence in the United Kingdom and their residence in New York City. See “-Fiscal Year 2014 Summary Compensation Table” for a discussion of these benefits.
Health and Welfare Benefits

Our named executive officers participate in our health and welfare benefit plans, which are available to our employees generally. Our health and welfare benefit plans include medical insurance, dental insurance, life insurance, accidental death and dismemberment insurance, and short-term and long-term disability insurance. We also provide our named executive officers supplemental benefits under the Executive AD&D Insurance and Management Supplemental Death & Disability Benefit plans. We provide these benefits in order to provide our workforce with a reasonable level of financial support in the event of illness or injury, to enhance productivity and job satisfaction, and to remain competitive.

Prior Company Performance Awards

In fiscal year 2012, our prior parent company granted cash-based performance awards to Messrs. Milano, Stafford and Kilkenny.  The value of these awards was determined based on our prior parent company’s achievement of its earnings per share goals for 2012, and as a result of our prior parent company exceeding the applicable maximum performance goal, these awards were valued at 150% of target level.  To encourage retention, the awards were conditioned on continued service with MHGE until December 31, 2014, and each of Messrs. Milano, Stafford and Kilkenny satisfied this service requirement.  50% of Mr. Milano’s award was paid in fiscal year 2013 in recognition of his service towards closing the Founding Acquisition and transition efforts.  The remaining 50% of Mr. Milano’s award and 100% of Messrs. Stafford’s and Kilkenny’s award will be paid in 2015.

Lloyd G. Waterhouse Employment and Option Agreement

As discussed above, Mr. Waterhouse retired from employment effective April 8, 2014. Following Mr. Waterhouse’s announcement of his intent to retire, we made certain modifications to his employment agreement (which was originally entered into in connection with his hire in fiscal year 2012) and his option agreement in order to encourage Mr. Waterhouse to continue employment through a successful transition.

The term of Mr. Waterhouse’s amended employment agreement was scheduled to continue until the earlier of April 30, 2014 or the commencement of employment of his successor as chief executive officer. Mr. Waterhouse agreed to provide advisory assistance and remain on the board of directors of Georgia Holdings following the term, which we so requested. Upon his retirement, Mr. Waterhouse became entitled to the cash severance payable under the employment agreement, in an amount equal to two times his base salary.

In addition, under his amended employment agreement, Mr. Waterhouse’s annual bonus for fiscal year 2014 was subject to certain individual performance goals to encourage his assistance in providing a transition for his successor, providing leadership for the senior management team, and promoting us in the industry. The board of directors of Georgia Holdings determined that Mr. Waterhouse succeeded in achieving his performance goals for 2014, and therefore, a pro rata portion of his annual bonus for 2014 (calculated based on the number of days that he was employed by us for 2014) was paid to him on March 13, 2015.

Mr. Waterhouse’s option award agreement was modified to permit him to vest in 40% of his award effective upon his retirement, and we have agreed not to exercise any repurchase rights on his option or the shares he purchased in connection with the Founding Acquisition. Mr. Waterhouse continues to serve as a member of the board of directors of the Company.

David Levin Employment and Option Agreement

As discussed above, on January 13, 2014, we announced that we had entered into an employment agreement with David Levin, who succeeded to Mr. Waterhouse as our President and CEO effective April 9, 2014. Mr. Levin will also serve as a member of the board of directors of the Company.

Mr. Levin’s employment agreement was negotiated at arm’s-length, and the compensation and benefits provided under the employment agreement were designed to incentivize Mr. Levin to relocate to the New York, NY area where our headquarters are located, and to provide him with market-competitive compensation and benefits.

Additionally, Mr. Levin received an option to purchase 129,585 shares of Georgia Holdings common stock, and was also given an equity grant of $200,000.

Item 11. EXECUTIVE COMPENSATION

Fiscal Year 2014 Summary Compensation Table

The following table sets forth the compensation paid or awarded to our named executive officers by MHGE and its affiliates for services rendered in all capacities to MHGE and its affiliates in fiscal year 2014:

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (5)	Total
David Levin	2014	$753,788	$100,000	$435,787	$9,595,769	$1,000,000	$—	$921,544	$12,806,888
President and CEO and Director	2013	—	—	—	—	—	—	—	—
Lloyd G. Waterhouse	2014	291,667	2,000,000	928,310	—	334,000	—	—	3,553,977
Former President and CEO	2013	1,000,000	—	—	5,683,511	2,000,000	—	292,427	8,975,938
Patrick Milano	2014	550,000	—	1,160,386	—	605,000	—	—	2,315,386
Executive Vice President, CFO, CAO and Assistant Secretary	2013	504,167	250,000	—	2,851,315	1,662,500	—	—	5,267,982
David Stafford	2014	450,000	—	464,158	—	202,050	—	4,662	1,120,870
Senior Vice President, General Counsel and Secretary	2013	450,000	132,500	—	1,140,537	450,000	—	—	2,173,037
Teresa Martin-Retortillo	2014	329,545	—	—	1,573,044	325,000	—	—	2,227,589
Senior Vice President, Strategy & Planning	2013	—	—	—	—	—	—	—	—
Thomas Kilkenny	2014	336,058	—	232,068	—	135,000	—	—	703,126
Senior Vice President and Controller	2013	328,250	—	—	570,214	260,000	—	9,613	1,168,077

(1)
Compensation reported under this column for Mr. Levin represents a signing bonus upon hire in 2014. Compensation reported for Mr. Waterhouse represents a severance payment. The 2013 amounts reported in this column for Messrs. Milano and Stafford represent (i) the payment of special one-time cash retention bonus awards related to the Founding Acquisition, in the amounts of $250,000 for Mr. Milano and $125,000 for Mr. Stafford, which were paid in September 2013, and (ii) for Mr. Stafford, a special cash bonus equal to $7,500, which was paid in April 2013.

(2)
For Messrs. Waterhouse, Milano, Stafford, and Kilkenny, compensation reported in this column represents the RSUs granted as dividends on July 18, 2014 and December 16, 2014. Mr. Levin received an equity grant of $200,000. The value reported includes a gross-up payment for taxes on the imputed income in respect to Mr. Levin's equity grant.

(3)
Options awards reported in 2014 represent the aggregate grant date fair value of awards granted during the applicable period determined in accordance with the applicable accounting guidance for equity-based awards. See Note 9 to the combined consolidated financial statements for an explanation of the methodology and assumptions used in the FASB ASC Topic 718 valuations. The per share exercise price for each option award outstanding as of December 16, 2014 reflects the adjustment made to account for the extraordinary cash dividend declared on Georgia Holdings’ common stock on such date. For purposes of ASC Topic 718, no incremental fair value resulted from such adjustment.

(4)	The amounts reported in this column include payments of cash incentive awards paid under the AIP. Awards reported in 2014 were paid in 2015 in respect of fiscal year 2014, as described above in

“Compensation Programs - 2014 Annual Incentive Plan (AIP)”. In addition, for Mr. Milano, this column includes the accelerated payment of 50% of his 2012 Cash-Based Performance Award ($562,500).

(5)	"All Other Compensation" is reflected in the below table and notes.

Name	Moving Expense (a)	Housing (b)	Tax and Legal Expenses (c)	Airfare (d)	Parking	Health Club Reimbursement	Total
David Levin	$307,868	$180,000	$390,955	$42,171	$—	$550	$921,544
Lloyd G. Waterhouse	—	—	—	—	—	—	—
Patrick Milano	—	—	—	—	—	—	—
David Stafford	—	—	—	—	4,662	—	4,662
Teresa Martin-Retortillo	—	—	—	—	—	—	—
Thomas Kilkenny	—	—	—	—	—	—	—

(a)
Mr. Levin was provided with temporary housing in New York City for up to four months and reimbursement for moving costs, realtor fees, and other moving expenses. The value reported includes a gross-up payment for taxes on the imputed income in respect to these items.

(b)	Mr. Levin was provided with a monthly housing allowance equal to $20,000 payable over the first seventeen months following the end of the temporary housing period referenced above.

(c)	Mr. Levin was provided reimbursement for tax and legal advice in 2014. The value reported includes a gross-up payment for taxes on the imputed income in respect to these items.

(d)
This amount contains reimbursement for Mr. Levin's spouse for roundtrip business-class travel from London to New York. The value reported includes a gross-up payment for taxes on the imputed income in respect to these items.

Fiscal Year 2014 Grants of Plan-Based Awards Table

The following table includes each grant of an award made to the named executive officers in fiscal year 2014 under any equity-based and non-equity incentive plan:

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name	Grant Date	Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)	All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options(#)(4)	Exercise or Base Price of Option Awards ($/Sh)(5)	Grant Date Fair Value of Stock and Option Awards ($)(6)
D. Levin		$—	$1,000,000	$—
	4/29/2014				—	—	—		64,793	$122.97	$4,797,885
	4/29/2014				—	64,793	—			122.97	4,797,885
L. Waterhouse		—	1,000,000	—
	7/18/2014				—	—	—	4,691			621,990
	12/16/2014				—	—	—	2,491			306,321
P. Milano		—	550,000	—
	7/18/2014				—	2,932	—	2,932			777,486
	12/16/2014				—	1,557	—	1,557			382,900
D. Stafford		—	225,000	—							—
	7/18/2014				—	1,173	—	1,173			310,997
	12/16/2014				—	623	—	623			153,162
T. Martin-Retortillo		—	325,000	—
	5/5/2014				—	—	—		10,622	122.97	786,522
	5/5/2014				—	10,622	—			122.97	786,522
T. Kilkenny		—	130,000	—
	7/18/2014				—	586	—	586			155,491
	12/16/2014				—	311	—	311			76,577

(1)
Represents annual cash incentive targets under the AIP for fiscal year 2014. Actual awards under the AIP were finalized and approved by the Compensation Committee in February 2015, and were paid by March 15, 2015. Pursuant to the terms of the AIP, participants are given a target award amount, but are not provided maximum or threshold amounts on an individual basis. Mr. Waterhouse participated on the basis of a partial year worked.

(2)
Represents performance-vesting stock options awarded to Mr. Levin and Ms. Martin-Retortillo and RSU performance restricted stock dividends awarded to Messrs. Milano, Stafford, and Kilkenny during fiscal year 2014. Further information on the performance-vesting stock option and dividend RSU awards can be found in the “-Compensation Discussion & Analysis” section above.

(3)	Represents time-based RSUs granted as dividends during fiscal year 2014. Further information on the dividend RSU awards can be found in the “-Compensation Discussion & Analysis” section above.

(4)
Represents service-vesting stock options awarded to Mr. Levin and Ms. Martin-Retortillo during fiscal year 2014 and service-vesting restricted stock dividends awarded to Messrs. Milano, Stafford, and Kilkenny under the Management Equity Plan. Further information on the service-vesting stock option awards can be found in the “-Compensation Discussion & Analysis” section above.

(5)
The per share exercise price of the named executive officers’ options was determined based on the fair market value per share of Georgia Holdings common stock as of grant date ($170). The per share exercise price for each option award has been adjusted to account for extraordinary cash dividends declared on Georgia Holdings’ common stock on July 18, 2014 ($37.42) and December 16, 2014 ($9.61 per share). Pursuant to ASC Topic 718, no incremental fair value resulted from such adjustment.

(6)
Represents the aggregate grant date fair value of awards granted during the applicable period determined in accordance with the applicable accounting guidance for equity-based awards. See Note 9 to the combined consolidated financial statements for an explanation of the methodology and assumptions used in the FASB ASC Topic 718.

Employment Agreement with David Levin
Only one of our named executive officers, Mr. Levin, is party to an employment agreement. Mr. Levin’s employment agreement is dated December 14, 2013 and was amended as of March 31, 2014. Described below are the details of the compensation and benefits terms of Mr. Levin’s employment agreement, as amended.

•
Term; Transition: David Levin became President and CEO effective April 9, 2014, for an initial period of three years from that date, with an automatic renewal each year thereafter unless and until the Company or Mr. Levin provides written notice of non-renewal to the other party at least ninety (90) days before the expiration date.

•	Base Salary: Mr. Levin is entitled to an annual base salary of no less than $1,000,000, subject to annual review.

•
Annual Bonus:     For fiscal year 2014 and subsequent years, Mr. Levin’s annual incentive opportunity is a target bonus of 100% of his base salary, and he has the potential to earn less than or up to 200% of the target bonus based on his achievement against pre-established performance goals. For fiscal year 2014, Mr. Levin’s annual bonus was subject to certain individual performance goals including the achievement of EBITDA and other financial objectives, the achievement of IMO savings objectives, actions taken to strengthen of the leadership team, the identification and resolution of critical business challenges in a timely manner, and the acceleration of the Company’s digital transformation through acquisitions and new product releases.

•
Georgia Holdings Equity: On April 29, 2014, Mr. Levin was provided an option grant. Additionally, on May 1, 2014, Mr. Levin received a grant of $200,000 in additional equity in the form of Restricted Units, and agreed to invest $55,244 of his own funds in Georgia Holdings.

•	Board Membership: Mr. Levin will be a member of the board of directors of the Company during the term of his employment.

•
Relocation and Housing Allowance: Through December 31, 2014, the Company made available comprehensive relocation benefits, including temporary housing for Mr. Levin and his family for up to four months; moving costs for household goods; realtor fees in connection with the lease of a new apartment in Manhattan, and other relocation costs including tax advice related his relocation, as well as tax strategy and business advice for the business holdings of Mrs. Levin; and reimbursement for fees and costs in connection with the transfer of pension investments from the United Kingdom to the United States. In addition, Mr. Levin receives a monthly housing allowance of $20,000 for the seventeen month period following the end of the four-month temporary housing period, along with other relocation costs or benefits as may be agreed upon between the Company and Mr. Levin. Reimbursement is also provided for one round trip, business-class trip per month for Mrs. Levin.

•
Other Benefits: Mr. Levin is eligible for all other benefits normally provided to MHE employees, including health, savings and retirement plans, welfare and insurance plans, and other employee benefit plan practices, policies, programs and perquisites applicable generally to other senior executives of the Company. These perquisites include reimbursement for gym membership and an annual health exam fully paid for by the Company. In addition, the Company will reimburse Mr. Levin up to $20,000 for fees related to the preparation of the tax returns for him and his spouse; up to $5,000 for an education consultant for the child; and up to $25,000 in attorney fees for the review of his Employment Agreement.

•	See “-Potential Payments Upon Termination or Change in Control” below for a discussion of severance payments payable to Mr. Waterhouse under the terms of his employment agreement.

Offer Letter for Thomas Kilkenny

In connection with his hire, Mr. Kilkenny received an offer letter, dated June 18, 2012, which set forth the terms and conditions of his employment. Described below are the details of the compensation and benefits terms of Mr. Kilkenny’s offer letter.

•	Base Salary: Mr. Kilkenny was entitled to an annual base salary of $325,000, subject to annual review. His base salary has since increased to $340,616 as part of the annual merit increase process.

•
Annual Bonus: Mr. Kilkenny was eligible to participate in our prior parent company’s annual incentive plan, with a bonus opportunity ranging from $0 to $180,000. For fiscal year 2014, he is participating in the AIP, with a bonus target of 40% of his current base salary or $136,246.

•
Severance: If Mr. Kilkenny’s employment is involuntarily terminated for reasons other than cause within three years of his hire date (i.e., before July 9, 2015), he will be eligible for 12 months’ salary continuation. After July 9, 2015, he is eligible to participate in the severance plan applicable to other executives at his level in the Company.

See “-Potential Payments Upon Termination or Change in Control” below for a further discussion of severance payments payable to Mr. Kilkenny under the terms of his offer letter.

Offer Letter for Teresa Martin-Retortillo

In connection with her hire, Ms. Martin-Retortillo received an offer letter, dated April 11, 2014, which set forth the terms and conditions of her employment. Described below are the details of the compensation and benefits terms of her offer letter.

•	Base Salary: Ms. Martin-Retortillo was entitled to an annual base salary of $500,000, subject to annual review.

•	Annual Bonus: Ms. Martin-Retortillo was eligible to participate in the 2014 Annual Incentive Plan, with a bonus opportunity of 65% of her base salary ($325,000 for 2014).

•	Equity: Ms. Martin-Retortillo received a one-time grant of an option to purchase 21,243 shares under the Equity Plan.

•
Severance: If Ms. Martin-Retortillo’s employment is involuntarily terminated for reasons other than cause, she will participate in the Executive Severance Plan, which provides for a minimum of 12 months of salary continuation.

See “-Potential Payments Upon Termination or Change in Control” below for a further discussion of severance payments payable to Ms. Martin-Retortillo under the terms of her offer letter.

Outstanding Equity Awards at Fiscal Year 2014 Year-End Table

	Option Awards						Stock Awards
Name(1)	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(7)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares that Have not Vested ($)
D. Levin	4/29/2014	64,792.5 (4)			122.97	4/29/2024
	4/29/2014	12,958.5 (5)	51,834.0 (6)		122.97

P. Milano	3/22/2013	5,310.7(2)	21,242.8 (4)		30.75	5/15/2023
	3/22/2013	5,310.7(3)	5,310.7 (5)	15,932.1 (6)	30.75	5/15/2023
	7/18/2014						2,932	$360,565	1,759.30	$216,339
	12/16/2014						1,557	191,450	934.10	114,870

L. Waterhouse	3/22/2013	42,486 (2)			30.75	5/15/2023

D. Stafford	3/22/2013	2,124.3 (2)	8,497.2 (4)		30.75	5/15/2023
	3/22/2013	2,124.3 (3)	2,124.3 (5)	6,372.9 (6)	30.75	5/15/2023
	7/18/2014						1,173	144,227	703.70	86,536
	12/16/2014						623	76,581	373.70	45,948

T. Martin-Retortillo	5/5/2014		10,621.5 (4)		122.97	5/5/2024
	5/5/2014		2,124.3 (5)	8,497.2 (6)	122.97

T. Kilkenny	3/22/2013	1,062.1 (2)	4,248.4 (4)		30.75	5/15/2023
	3/22/2013	1,062.1 (3)	1,062.1 (5)	3,186.3 (6)	30.75	5/15/2023
	7/18/2014						586	72,110	351.80	43,266
	12/16/2014						311	38,289	186.80	22,973

(1)	This table does not address any legacy equity award holdings by our named executive officers under the equity plans and programs of our prior parent company.

(2)
Stock options awarded to our named executive officers during fiscal year 2013, other than those awarded to Mr. Waterhouse, vest 50% based on time-based vesting and 50% based on performance-based vesting. Stock options granted to Mr. Waterhouse were solely subject to time-based vesting. The stock options reported here represent the time-based vesting stock options that became exercisable on March 22, 2014 for Messrs. Milano, Stafford, and Kilkenny, and March 22, 2014 and April 8, 2014 for Mr. Waterhouse, under the terms of his amended Option Agreement.

(3)
The stock options reported here represent 20% of the performance-based vesting stock options awarded to our named executive officers during fiscal year 2013 (described further in footnote 5 below). The options reported here represent those that became exercisable on March 22, 2014.

(4)
The stock options reported here represent the time-based vesting stock options awarded during fiscal year 2013 and fiscal year 2014 that have not vested. The stock options awarded in 2013 vest in equal annual installments on March 22, 2014, March 22, 2015, March 22, 2016, March 22, 2017 and March 22, 2018, subject to continued service through the applicable vesting date. The stock options awarded in 2014 vest in equal installments on April 29, 2015, April 29, 2016, April 29, 2017, April 29, 2018, and April 29, 2019 (for Mr. Levin), and May 5, 2015, May 5, 2016, May 5, 2017, May 5, 2018 and May 5, 2019 (for Ms. Martin-Retortillo), subject to continued service through the applicable vesting.

(5)
The stock options reported here represent 20% of the performance-based vesting stock options awarded to our named executive officers during fiscal year 2013 and fiscal year 2014 (described further in footnote 5 below), which vest on March 22, 2015 (for Mr. Milano, Mr. Stafford and Mr. Kilkenny), April 29, 2015 (For Mr. Levin) and May 5, 2015 (for Ms. Martin-Retortillo) respectively subject to continued service through such date. The performance conditions with respect to such stock options have been satisfied based on our fiscal year 2014 achievement of specified annual EBITDA and annual free cash flow performance goals.

(6)
The stock options reported here represent 60% of the performance-based vesting stock options granted in 2013 and 80% of the performance-based vesting stock options granted in 2014. The 2013 performance-based vesting stock options vest in equal annual installments on March 22, 2014, March 22, 2015, March 22, 2016, March 22, 2017 and March 22, 2018, subject to the achievement of specified EBITDA and free cash flow performance goals (on either an annual or cumulative basis) for each of fiscal years 2013, 2014, 2015, 2016 and 2017, as well as continued service through the applicable vesting date. The 2014 performance-based vesting stock options vest in equal annual installments on April 29, 2015, April 29, 2016, April 29, 2017 April 29, 2018, and April 29, 2019 (for Mr. Levin), and May 5, 2015, May 5, 2016, May 5, 2017, May 5, 2018 and May 5, 2019 (for Ms. Martin-Retortillo), subject to the achievement of specified EBITDA and free cash flow performance goals (on either an annual or cumulative basis) for each of fiscal years 2014, 2015, 2016, 2017 and 2018, as well as continued service through the applicable vesting date. The stock options reported in this column represent the performance-based vesting stock options subject to performance goals for fiscal years 2015 through 2018. The performance conditions for the performance-based vesting stock options subject to performance goals for fiscal years 2013 and 2014 have been satisfied, and such stock options are described further in footnotes 3 and 5 above.

(7)
The per share exercise price for each option award outstanding as of December 31, 2014 reflects the adjustment made to account for the extraordinary cash dividend declared on Georgia Holdings' common stock on such a date. For purposes of ASC Topic 718, no incremental fair value resulted from such adjustment.

(8)	The restricted stock reported here represents performance-based vesting shares granted as dividends on July 18, 2014 and December 16, 2014.

(9)	The restricted stock reported here represents time-based vesting shares granted as dividends on July 18, 2014 and December 16, 2014.

Fiscal Year 2014 Nonqualified Deferred Compensation Table

	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($)
D. Levin	$—	$—	$—	$—	$—
L. Waterhouse	—	—	—	—	—
P. Milano	—	—	26,914	—	701,448
D. Stafford	—	—	13,177	—	343,424
T. Martin-Retortillo	—	—	—	—	—
T. Kilkenny	—	—	—	—	—

(1)
Prior to the Founding Acquisition, Messrs. Milano and Stafford participated in a nonqualified defined contribution plan maintained by our prior parent company, The McGraw-Hill Companies, Inc. 401(k) Savings and Profit Sharing Supplement Plan, which was frozen by our prior parent company prior to the

Founding Acquisition. The accounts for Messrs. Milano and Stafford were spun off from our prior parent company’s plan, and we currently maintain the accounts under our successor plan, the McGraw-Hill Education Supplemental Savings Plan.

The amounts in this column show earnings credited to the executive’s accounts following the closing of the Founding Acquisition, at the rate equal to 120% of the annual applicable deferred long-term rate for December of the prior fiscal year. For the fiscal year 2014 portion of interest credited by MHGE, the December 2013 rate was 3.99%.

Potential Payments Upon Termination or Change In Control

This section describes potential payments to our named executive officers upon termination of employment or change in control, assuming the termination or change in control occurred on December 31, 2014 (in accordance with SEC rules).

For those Executives eligible to participate in the Executive Severance Plan, as described below, the following definitions generally apply (except where otherwise noted):

Under the Executive Severance Plan, “cause” is generally defined as (a) the Participant’s gross negligence or willful misconduct, or willful failure to attempt in good faith to substantially perform his or her duties (other than due to physical or mental illness or incapacity), (b) the Participant’s conviction of, or plea of guilty or nolo contendere to, or confession to, (i) a misdemeanor involving moral turpitude or (ii) a felony (or the equivalent of a misdemeanor involving moral turpitude or felony in a jurisdiction other than the United States), (c) the Participant’s knowingly willful violation of the Company’s written policies that the Board determines is detrimental to the best interests of the Company, (d) the Participant’s fraud or misappropriation, embezzlement or material misuse of funds or property belonging to the Company, (e) the Participant’s use of alcohol or drugs that materially interferes with the performance of his or her duties, or (f) willful or reckless misconduct in respect of the Participant’s obligations to the Company or its Affiliates or other acts of misconduct by the Participant occurring during the course of the Participant’s employment, which in either case results in or could reasonably be expected to result in material damage to the property, business or reputation of the Company or its Affiliates. In no event would unsatisfactory job performance alone be deemed to be “cause.”

Under the Executive Severance Plan, “good reason” is generally defined as an adverse change in function, duties or responsibilities that cause the Participant’s position to become one of substantially less responsibility, importance or scope; a material reduction in base salary or annual target bonus opportunity; a relocation of the Participant’s principal place of employment to a location more than fifty miles away, if a move to such location materially increases the Participant’s commute; or a material breach by the Company of any arrangement with the Participant.

As used in the AIP, “cause” generally means (in the absence of any applicable employment or similar agreement or participation in a Company-severance plan), a finding by the Company of: (i) gross negligence or willful misconduct, or willful failure to attempt in good faith to substantially perform duties (other than due to physical or mental illness or incapacity), (ii) conviction of, or plea of guilty or nolo contendere to, or confession to, a misdemeanor involving moral turpitude or a felony (or the equivalent of a misdemeanor involving moral turpitude or felony in a jurisdiction other than the United States), (iii) knowing and willful violation of any written Company-policies that the Compensation Committee determines is detrimental to the best interests of MHGE, (iv) fraud or misappropriation, embezzlement or material misuse of funds or property belonging to MHGE, (v) use of alcohol or drugs that materially interferes with the performance of his or her duties, or (vi) willful or reckless misconduct in respect of obligations to MHGE or other acts of misconduct occurring during the course of employment, which in either case results in or could reasonably be expected to result in material damage to the property, business or reputation of MHGE.

David Levin
Termination without Cause or for Good Reason

Mr. Levin’s payments upon termination as described in this section are based on his employment agreement, dated December 14, 2013 and amended March 31, 2014. His employment agreement also references the Executive Severance Plan, in which he participates. Severance benefits under his Agreement and the Executive Severance Plan are conditioned upon Mr. Levin signing and delivering a general release of claims against the Company and related parties, as well as noncompetition, nonsolicitation, nondisclosure and other restrictive covenants substantially similar to the restrictive covenants contained in the named executive officers’ stock option award agreements with Georgia Holdings. Additionally, the definition of “good reason” is expanded to include a material change in title or reporting relationship.

In the event of a termination by us without cause or resignation by the executive for good reason, assuming such termination occurred on December 31, 2014, Mr. Levin would be eligible for the following:

•
For qualifying terminations on or prior to July 15, 2015, an enhanced cash severance payment equal to the total amount of (a) two times his annual base salary, and (b) two times his Target Bonus, “the Cash Severance”. The Cash Severance will be paid out in equal installments over a 24-month period following the termination event. The acceleration of severance and benefits beyond the 12-month period described in Section 2.4 of the Executive Severance Plan would not apply.

•
For terminations occurring after July 15, 2015, but on or prior to July 15, 2017, an enhanced cash severance payment equal to the total amount of (a) two times his annual base salary, and (b) his Target Bonus, “the Cash Severance”. The Cash Severance will be paid out in equal installments over a 24-month period following the termination event. The acceleration of severance and benefits beyond the 12-month period described in Section 2.4 of the Executive Severance Plan would not apply.

•
Continued participation in all retirement, life, medical, dental, accidental death and disability insurance benefit plans or programs in which he was participating at the time of his termination, for the duration of the severance period, provided that he would be responsible for any required premiums or other payments under these plans.

•
To the extent not already paid, payment of the executive’s bonus for the year prior to the year in which termination occurs, paid at the same time as annual bonuses are paid to other senior executives of the Company, taking into account solely financial or other objective and nonqualitative performance criteria and assuming one hundred percent of such bonus was based solely on such factors.

•	Payment of a pro rata award for the year in which terminated, in such amount, if any, as determined by the Company in its sole discretion.

•
In addition, Mr. Levin’s Employment Agreement permits him to terminate without Good Reason upon ninety days’ prior written notice to the Company. Upon any termination by the Company without Cause of by Mr. Levin for Good Reason, if necessary for Mr. Levin to maintain his immigration status, the Company will provide Mr. Levin the opportunity to continue services as a consulting / part-time employee until the earlier of the end of the applicable school year in which the termination occurs or the date that Mr. Levin commences employment with a subsequent employer. Any compensation payable for such services, and the nature of those continued services, will be mutually agreed upon at the time of termination, provided that the compensation for such services shall reduce, dollar for dollar, any severance payments or benefits payable under the Severance Plan.

Termination due to Death, Disability or Retirement

In the event of termination of employment due to death, disability or a qualifying retirement, in addition to payment of any unpaid base salary through the date of termination and any other amounts of benefits required to be paid or provided either by law or under any plan, program, policy or practice of the Company, Mr. Levin would receive the following:

•
Under the AIP, upon a termination of employment due to his death or disability, Mr. Levin would be eligible to receive a pro rata award, in such amount, if any, as determined by the Company in its sole discretion, subject to singing and delivering a general release of claims against the Company and related parties.

•
Upon a termination of employment due to his death, the Company would continue to provide his spouse (or in the event of a contemporaneous death of both Mr. Levin and his spouse, his youngest child) with the $20,000 monthly housing allowance specified in the Employment Agreement through the earlier of 18 months after his date of hire or 6 months from the date of Mr. Levin’s death.

Patrick Milano, David Stafford, and Teresa Martin-Retortillo
Termination without Cause or for Good Reason

Each of Messrs. Levin, Milano and Stafford and Ms. Martin-Retortillo are eligible to participate in the Executive Severance Plan. Severance benefits under the Executive Severance Plan are conditioned upon the executive signing and delivering a general release of claims against the Company and related parties, as well as noncompetition, nonsolicitation, nondisclosure and other restrictive covenants substantially similar to the restrictive covenants contained in the named executive officers’ stock option award agreements with Georgia Holdings.

In the event of a termination by us without cause or resignation by the executive for good reason, assuming such termination occurred on December 31, 2014, Mr. Levin, Mr. Milano, Mr. Stafford, or Ms. Martin-Retortillo (as applicable) would be eligible for the following:

•
An enhanced cash severance payment equal to the total amount of (a) his or her monthly base salary, multiplied by 0.9 times the number of full and partial years of his or her continuous service with the Company, where this amount would not be less than 12 months’ base salary, nor would it be greater than 18 months’ base salary; and (b) the Participant’s Target Annual Bonus, this sum (a) and (b), “the Cash Severance”. Such Cash Severance payment would generally be payable in installments over the applicable severance period, but with respect to any installments payable for periods after the 12-month anniversary of the termination date, 110% of the value of such remaining installments would be payable as a lump sum.

•
Continued participation in all retirement, life, medical, dental, accidental death and disability insurance benefit plans or programs in which he or she was participating at the time of his termination, for the duration of the severance period (but not more than 12 months), provided that he or she would be responsible for any required premiums or other payments under these plans.

•
To the extent not already paid, payment of the executive’s bonus for the year prior to the year in which termination occurs, paid at the same time as annual bonuses are paid to other senior executives of the Company, taking into account solely financial or other objective and nonqualitative performance criteria and assuming one hundred percent of such bonus was based solely on such factors.

•	Payment of a pro rata award for the year in which terminated, in such amount, if any, as determined by the Company in its sole discretion.

Termination due to Death, Disability or Retirement

In the event of termination of employment due to death, disability or a qualifying retirement, in addition to payment of any unpaid base salary through the date of termination and any other amounts of benefits required to be paid or provided either by law or under any plan, program, policy or practice of the Company, Mr. Milano, Mr. Stafford, or Ms. Martin-Retortillo, or their estate (as the case may be) would receive the following:

•
Under the AIP, upon a termination of employment due to the executive’s death or disability, the executive would be eligible to receive a pro rata award, in such amount, if any, as determined by the Company in its sole discretion, subject to singing and delivering a general release of claims against the Company and related parties.

Thomas Kilkenny

Under the terms of his offer letter, dated June 18, 2012, if Mr. Kilkenny’s employment is involuntarily terminated for reasons other than cause within three years of his hire date (i.e., before July 9, 2015), he would be entitled to receive 12 months’ salary continuation. Mr. Kilkenny would also be eligible for continued employee benefits during his severance period consistent with Company practice. After July 9, 2015, he will be eligible to participate in the severance plan applicable to other executives of his salary grade.

In addition, upon termination of Mr. Kilkenny’s employment without cause, or due to death, disability or qualifying retirement, Mr. Kilkenny or his estate (as the case may be) would be eligible for the same treatment under the AIP as described above for Messrs. Milano and Stafford and Ms. Martin-Retortillo.

Treatment of Option Award and Dividend Restricted Unit Award upon Potential Termination or Change in Control
Each of our named executive officers was granted a stock option award under the Management Equity Plan. Additionally, as part of the extraordinary dividend distributions that occurred in 2014, Messrs. Milano, Stafford and Kilkenny received a grant of Dividend Restricted Units.

Under the terms of the stock option award agreement for our named executive officers, if the executive’s employment terminates due to his death, by us due to his disability, by us other than for “cause” (as defined in the Management Equity Plan and summarized below), or by the executive for “good reason” (to the extent such good reason resignation right is set forth in any applicable employment or similar agreement or Company-severance plan), a pro rata portion of the next installment of the executive’s service-vesting options scheduled to vest would become vested as of the date of termination. The portion of such installment which vests is based on the period elapsed between the last vesting date and the date of termination. All unvested performance-vesting options would be forfeited. If a change in control occurs, all outstanding unvested time-based options would accelerate and the performance conditions with respect to the performance-vesting options would be deemed met with respect to all future periods.

If any of our named executive officer’s employment is terminated other than by us for cause or by the executive for good reason within the 90-day period preceding a change in control, then the executive’s stock option would vest as if the change in control occurred immediately prior to the termination.

In each of the instances described above, a proportional portion of the Dividend Restricted Unit award would also vest or be forfeited following the terms of the associated Option grant.

Under the Management Equity Plan, a “change in control” generally means the occurrence of either of the following:

•
Apollo Management and its affiliates cease to be the beneficial owners, directly or indirectly, of a majority of the combined voting power of Georgia Holdings’ outstanding securities; and a person, entity or group other than Apollo Management and its affiliates becomes the direct or indirect beneficial owner of a percentage of the combined voting power of Georgia Holdings’ outstanding securities that is greater than the percentage of the combined voting power of Georgia Holdings’ outstanding securities beneficially owned directly or indirectly by Apollo Management and its affiliates; or

•	A sale of all or substantially all of the assets of Georgia Holdings to a person, entity or group other than Apollo Management and its affiliates.

Notwithstanding the above, a mere initial public offering or a merger or other acquisition or combination transaction after which Apollo Management and its affiliates retain control or shared control of Georgia Holdings, or have otherwise not sold or disposed of more than 50% of its investment in Georgia Holdings in exchange for cash or marketable securities, will not result in a change in control.

Further, under the Management Equity Plan, “cause” (in the absence of any applicable employment or similar agreement, participation in a Company-severance plan, or alternative definition set forth in the applicable award agreement) has substantially similar meaning to the definition of “cause” under the AIP (described above), except that (i) the Compensation Committee (rather than the Company) would determine the existence of cause under the Management Equity Plan and (ii) the executive may be provided a limited period to cure certain events or occurrences that may give rise to cause.

The following tables show the incremental payments and benefits (that is, payments beyond what was earned as of December 31, 2014) that would be owed by MHGE to each of the named executive officers upon certain terminations of their employment or upon a change in control, assuming that:

•	The named executive officer’s employment terminated on December 31, 2014;

•	With respect to payments and benefits triggered by a change in control, such change in control occurred on December 31, 2014; and

•	The fair market value per share of Georgia Holdings common stock was $122.97 on December 31, 2014.

The following tables do not include the value of any unvested equity.
David Levin

	Cash Severance (1)	Short-Term Bonus (2)	Vesting of Option Awards (3)	Vesting of Restricted Stock Awards	Continuation of Other Benefits and Perquisites (4)	Total
By the Company for Cause / by Executive Without Good Reason	$—	$—	$—	$—	$—	$—
By the Company Without Cause	4,000,000	1,000,000	—	—	74,512	5,074,512
By the Executive for Good Reason	4,000,000	1,000,000	—	—	74,512	5,074,512
Death or Disability	—	1,000,000	—	—	180,000	1,180,000
Retirement	—	1,000,000	—	—	—	1,000,000
Change in Control with Termination	4,000,000	1,000,000	—	—	74,512	5,074,512

(1)
Under the terms of Mr. Levin’s Employment Agreement, assuming a termination of Mr. Levin’s employment by the Company without cause or by him for good reason as of December 31, 2014, MHGE would have provided him with a cash payment equal to two times his base salary and two times his target bonus, payable in equal installments over the 24-month period following the date of termination, subject to his signing and delivering a general release of claims against the Company and related parties.

(2)
Under the terms of the Executive Severance Plan, Mr. Levin would be eligible to receive a pro rata portion of the AIP award for the year in which he is terminated. The amount shown reflects Mr. Levin’s full-year target bonus for fiscal year 2014.

(3)
Under the terms of Mr. Levin’s option award agreement, if his employment terminates during the vesting period due to death, disability, or termination by the Company other than for cause or by Mr. Levin for good reason, a pro rata portion of the next installment of the service-vesting options scheduled to vest would become vested as of the termination date. All unvested performance-vesting options would be forfeited. The portion of such installment which vests is based on the period elapsed between the last vesting date and the date of termination.

If a change in control occurs, all outstanding unvested time-based options would accelerate and the performance conditions with respect to the performance-vesting options would be deemed met for the year of the change in control and all subsequent years.

As of December 31, 2014, we have assumed that the fair market value per share of Georgia Holdings common stock did not exceed the exercise price applicable to Mr. Levin’s option; thus, the amounts above show no value in respect of the portion of the option which would become vested and exercisable upon such termination or change in control event.

(4)
Represents the cost of continuing Mr. Levin’s benefits at the current level of the employer-portion of monthly premium costs for a period of 24 months following termination. This amount would be payable in cash to Mr. Levin, assuming he elects to receive COBRA continuation coverage for himself and/or his covered dependents.

Patrick Milano

	Cash Severance (1)	Short-Term Bonus (2)	Vesting of Option Awards (3)	Vesting of Restricted Stock Awards (4)	Cash Awards (5)	Continuation of Other Benefits and Perquisites (6)	Total
By the Company for Cause / by Executive Without Good Reason	$—	$—	$—	$—	$—	$—	$—
By the Company Without Cause	1,420,833	550,000	381,068	85,903	562,500	12,039	3,012,343
By the Executive for Good Reason	1,420,833	550,000	381,068	85,903	—	12,039	2,449,843
Death or Disability	—	550,000	381,068	85,903	562,500	—	1,579,471
Retirement	—	550,000	—	—	562,500	—	1,112,500
Change in Control with Termination	1,420,833	550,000	3,918,022	883,225	—	12,039	6,784,119

(1)
Reflects the cash severance due under the Severance Plan, equal to 18 times his monthly base salary plus the annual AIP target, (together, the “Cash Severance”), with an additional 10% payment in respect of the

Cash Severance due for periods in excess of 12 months. Such severance payment is subject to the executive signing and delivering a general release of claims against the Company and related parties.

(2)
Under the terms of the Executive Severance Plan, if the executive’s employment terminates during any year for any reason other than for cause, the Company has discretion to award the executive a payment for the portion of the year during which he was employed by the Company. Any such payment would be subject to the executive signing and delivering a general release of claims against the Company and related parties. The amount included reflects the executive’s full-year bonus target for fiscal year 2014.

(3)
Under the terms of the executive’s stock option award agreement, if the executive’s employment terminates due to his death, by us due to his disability, by us other than for cause, or by the executive for good reason, a pro rata portion of the next installment of the executive’s service-vesting options scheduled to vest would become vested as of the termination date. The portion of such installment which vests is based on the period elapsed between the last vesting date and the date of termination. Additionally, a corresponding pro rata portion of the Dividend Restricted Stock Unit grant would also vest.

If a change in control occurs, all outstanding unvested time-based options would accelerate and the performance conditions with respect to the performance-vesting options would be deemed met for the year of the change in control and all subsequent years. Additionally, a corresponding pro rata portion of the Dividend Restricted Stock Unit grant would also vest.

As of December 31, 2014, the fair market value per share of Georgia Holdings common stock was $122.97, while the exercise price applicable to Mr. Milano’s options was $30.75; thus, the amounts shown above reflect the value of those options which would become vested and exercisable upon such termination or change in control, based on a spread of $92.22 ($122.97 less $30.75).

(4)	Reflects the value of the pro rata portion of the Dividend Restricted Stock Unit grant reference in note (3) above, based on a per share fair market value of $122.97 as of December 31, 2014.

(5)
Under the terms of the 2012 Cash-Based Performance Award, if the executive’s employment terminates during the vesting period due to his death, disability, or retirement, the executive would receive a pro rata portion of the award in respect of full or partial years worked during the three-year vesting period. Since the termination is assumed to have occurred on the maturity date of the award, the executive would receive 100% of the award. The amount shown reflects the full award less an advance of 50% provided to the executive in 2013.

(6)	Reflects continued participation in Company-paid health and welfare benefit plans for a period of 12 months following termination without cause, under the terms of the Executive Severance Plan.

David Stafford

	Cash Severance (1)	Short-Term Bonus (2)	Vesting of Option Awards (3)	Vesting of Restricted Stock Awards (4)	Cash Awards (5)	Continuation of Other Benefits and Perquisites (6)	Total
By the Company for Cause / by Executive Without Good Reason	$—	$—	$—	$—	$—	$—	$—
By the Company Without Cause	930,000	225,000	152,429	34,361	600,000	772	1,942,562
By the Executive for Good Reason	930,000	225,000	152,429	34,361	—	772	1,342,562
Death or Disability	—	225,000	152,429	34,361	600,000	—	1,011,790
Retirement	—	225,000	—	—	600,000	—	825,000
Change in Control with Termination	930,000	225,000	1,567,224	353,293	—	772	3,076,289

(1)
Reflects the cash severance due under the Severance Plan, equal to 18 times his monthly base salary plus the annual AIP target, (together, the “Cash Severance”), with an additional 10% payment in respect of the Cash Severance due for periods in excess of 12 months. Such severance payment is subject to the executive signing and delivering a general release of claims against the Company and related parties.

(2)
Under the terms of the Executive Severance Plan, if the executive’s employment terminates during any year for any reason other than for cause, the Company has discretion to award the executive a payment for the portion of the year during which he was employed by the Company. Any such payment would be subject to the executive signing and delivering a general release of claims against the Company and related parties. The amount included reflects the executive’s full-year bonus target for fiscal year 2014.

(3)
Under the terms of the executive’s stock option award agreement, if the executive’s employment terminates due to his death, by us due to his disability, by us other than for cause, or by the executive for good reason, a pro rata portion of the next installment of the executive’s service-vesting options scheduled to vest would become vested as of the termination date. The portion of such installment which vests is based on the period elapsed between the last vesting date and the date of termination. Additionally, a corresponding pro rata portion of the Dividend Restricted Stock Unit grant would also vest.

If a change in control occurs, all outstanding unvested time-based options would accelerate and the performance conditions with respect to the performance-vesting options would be deemed met for the year of the change in control and all subsequent years. Additionally, a corresponding pro rata portion of the Dividend Restricted Stock Unit grant would also vest.

As of December 31, 2014, the fair market value per share of Georgia Holdings common stock was $122.97, while the exercise price applicable to Mr. Stafford’s options was $30.75; thus, the amounts shown above reflect the value of those options which would become vested and exercisable upon such termination or change in control, based on a spread of $92.22 ($122.97 less $30.75).

(4)	Reflects the value of the pro rata portion of the Dividend Restricted Stock Unit grant reference in note (3) above, based on a per share fair market value of $122.97 as of December 31, 2014.

(5)
Under the terms of the 2012 Cash-Based Performance Award, if the executive’s employment terminates during the vesting period due to his death, disability, or retirement, the executive would receive a pro rata portion of the award in respect of full or partial years worked during the three-year vesting period. Since the termination is assumed to have occurred on the maturity date of the award, the executive would receive 100% of the award.

(6)	Reflects continued participation in Company-paid health and welfare benefit plans for a period of 12 months following termination without cause, under the terms of the Executive Severance Plan.

Teresa Martin-Retortillo

	Cash Severance (1)	Short-Term Bonus (2)	Vesting of Option Awards (3)	Vesting of Restricted Stock Awards	Continuation of Other Benefits and Perquisites (4)	Total
By the Company for Cause / by Executive Without Good Reason	$—	$—	$—	$—	$—	$—
By the Company Without Cause	825,000	325,000	—	—	7,190	1,157,190
By the Executive for Good Reason	825,000	325,000	—	—	7,190	1,157,190
Death or Disability	—	325,000	—	—	—	325,000
Retirement	—	325,000	—	—	—	325,000
Change in Control with Termination	825,000	325,000	—	—	7,190	1,157,190

(1)
Reflects the cash severance due under the Executive Severance Plan, equal to 12 times her monthly base salary plus the annual AIP target, (together, the “Cash Severance”). Such severance payment is subject to the executive signing and delivering a general release of claims against the Company and related parties.

(2)
Under the terms of the Executive Severance Plan, if the executive’s employment terminates during any year for any reason other than for cause, the Company has discretion to award the executive a payment for the portion of the year during which she was employed by the Company. Any such payment would be subject to the executive signing and delivering a general release of claims against the Company and related parties. The amount included reflects the executive’s full-year bonus target for fiscal year 2014.

(3)
Under the terms of the executive’s stock option award agreement, if the executive’s employment terminates due to her death, by us due to her disability, by us other than for cause, or by the executive for good reason, a pro rata portion of the next installment of the executive’s service-vesting options scheduled to vest would become vested as of the termination date. The portion of such installment which vests is based on the period elapsed between the last vesting date and the date of termination.

If a change in control occurs, all outstanding unvested time-based options would accelerate and the performance conditions with respect to the performance-vesting options would be deemed met for the year of the change in control and all subsequent years.

As of December 31, 2014, we have assumed that the fair market value per share of Georgia Holdings common stock did not exceed the exercise price applicable to Ms. Martin-Retortillo’s option; thus, the amounts above show no value in respect of the portion of the option which would become vested and exercisable upon such termination or change in control event.

(4)	Reflects continued participation in Company-paid health and welfare benefit plans for a period of 12 months following termination without cause, under the terms of the Executive Severance Plan.

Thomas Kilkenny

	Cash Severance (1)	Short-Term Bonus (2)	Vesting of Option Awards (3)	Vesting of Restricted Stock Awards (4)	Cash Awards (5)	Continuation of Other Benefits and Perquisites (6)	Total
By the Company for Cause / by Executive Without Good Reason	$—	$—	$—	$—	$—	$—	$—
By the Company Without Cause	340,616	136,246	76,211	17,180	187,500	3,691	761,444
By the Executive for Good Reason	340,616	136,246	76,211	17,180	—	3,691	573,944
Death or Disability	—	136,246	76,211	17,180	187,500	—	417,137
Retirement	—	136,246	—	—	187,500	—	323,746
Change in Control with Termination	340,616	136,246	783,575	176,638	—	3,691	1,440,766

(1)	Reflects the cash severance payable under Mr. Kilkenny’s offer letter (12 months’ base salary).

(2)
Under the terms of the AIP, if the executive’s employment terminates during any year for any reason other than for cause, the Company has discretion to award the executive a payment for the portion of the year during which he was employed by the Company. Any such payment would be subject to the executive signing and delivering a general release of claims against the Company and related parties. The amount included here reflects the executive’s full-year bonus target for fiscal year 2014.

(3)
Under the terms of the executive’s stock option award agreement, if the executive’s employment terminates due to his death, by us due to his disability, by us other than for cause, or by the executive for good reason, a pro rata portion of the next installment of the executive’s service-vesting options scheduled to vest would become automatically vested. The portion of such installment which vests is based on the period elapsed between the last vesting date and the date of termination. Additionally, a corresponding pro rata portion of the Dividend Restricted Stock Unit grant would also vest.

If a change in control occurs, all outstanding unvested time-based options would accelerate and the performance conditions with respect to the performance-vesting options would be deemed met for the year of the change in control and all subsequent years. Additionally, a corresponding pro rata portion of the Dividend Restricted Stock Unit grant would also vest.

As of December 31, 2014, the fair market value per share of Georgia Holdings common stock was $122.97, while the exercise price applicable to Mr. Kilkenny’s options was $30.75; thus, the amounts shown above reflect the value of those options which would become vested and exercisable upon such termination or change in control, based on a spread of $92.22 ($122.97 less $30.75).

(4)	Reflects the value of the pro rata portion of the Dividend Restricted Stock Unit grant referenced in note (3) above, based on a per share fair market value of $122.97 as of December 31, 2014.

(5)
Under the terms of the 2012 Cash-Based Performance Award, if the executive’s employment terminates during the vesting period due to his death, disability, or retirement, the executive would receive a pro rata portion of the award in respect of full or partial years worked during the three-year vesting period. Since the termination is assumed to have occurred on the maturity date of the award, the executive would receive 100% of the award.

(6)
Reflects continued participation in Company-paid health and welfare benefit plans for a period of 12 months following termination without cause, in accordance with the Company’s severance practice as of December 31, 2014 for executives at the same level as Mr. Kilkenny.

Fiscal Year 2014 Director Compensation
Four members of the board of directors of Georgia Holdings and its subsidiaries served in fiscal year 2014, and received compensation for their services as directors. All other members of the board of directors of Georgia Holdings and its subsidiaries who served in fiscal year 2014 were either employees of MHGE or Apollo Management, and did not receive any additional compensation for their service as directors.

Mr. Wolsey-Paige received an annual cash retainer equal to $60,000 for his service as a director, plus an annual cash retainer equal to $15,000 for his service as the chairperson of the Audit Committee of the board of directors of Georgia Holdings.

Mr. Waterhouse and Mr. Schlosser each received an annual cash retainer equal to $60,000 for their services directors.

Mr. Villaraigosa received an annual cash retainer of $60,000 for his services as director, pro-rated for his start date of July 1, 2014. In addition, upon joining the board of directors of Georgia Holdings, he received a one-time award under the Management Equity Plan of an option to acquire 625 shares of Georgia Holdings common stock.

Name	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation(1)	Total
Lloyd G. Waterhouse	$60,000	$—	$—	$60,000
Mark Wolsey-Paige	75,000	—	—	75,000
Antonio Villaraigosa	30,000	46,281	—	76,281
Ronald Schlosser	60,000	—	—	60,000

(1)
Represents the aggregate grant date fair value, determined in accordance with the applicable accounting guidance for equity-based awards, of a one-time award to Mr. Villaraigosa of an option to acquire 625 shares of Georgia Holdings common stock. See Note 9 to the combined consolidated financial statements for an explanation of the methodology and assumptions used in the FASB ASC Topic 718 valuations.

The vesting schedule of Mr. Villaraigosa’s option award follows the vesting schedule of the stock options granted to our named executive officers: 50% of the option vests in equal installments of 20% on each of the first five anniversaries of the date of grant, subject to continued service, and the remaining 50% of the option vests in equal installments of 20% on each of the first five anniversaries of the date of grant, subject to continued service and the achievement of EBITDA and free cash flow performance goals with respect to each fiscal year beginning with fiscal year 2014 and ending with fiscal year 2018. As of December 31, 2014, no portion of Mr. Villaraigosa’s option was vested or exercisable.

The per share exercise price for Mr. Villaraigosa’s option award is $122.97. Like the stock options granted to our named executive officers, the per share exercise price was adjusted on July 18, 2014 and again on December 16, 2014 to account for extraordinary cash dividends declared on Georgia Holdings’ common stock on such dates. For purposes of ASC Topic 718, no incremental fair value resulted from such adjustment.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our issued and outstanding limited liability company units are held indirectly by Parent. The following table sets forth information regarding the beneficial ownership of our equity interests as of March 27, 2015 by (i) each person known to beneficially own more than 5% of our equity interest, (ii) each of our named executive officers, (iii) each member of the board of the Company, (iv) each member of the board of Georgia Holdings and (v) all of our executive officers and members of the boards of the Company and Georgia Holdings as a group. At March 27, 2015, there were approximately 100 limited liability company units outstanding.
The amounts and percentages of equity interests beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.
Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all equity interests shown as beneficially owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (units)	Percentage of Class
Parent (1)	100	100%
Lloyd G. Waterhouse (2)	—	—
David Levin (3)	—	—
Patrick Milano (4)	—	—
David Stafford(5)	—	—
Thomas Kilkenny (6)	—	—
Ronald Schlosser (7)	—	—
Larry Berg (8)	—	—
Antoine Munfakh (8)	—	—
Evan Bayh (9)	—	—
Mark Wosley-Paige (10)	—	—
Antonio Villaraigosa (9)	—	—
Teresa Martin-Retortillo (11)	—	—
Directors and executive officers as a group (12 persons)	—	—

(1)
All of our outstanding limited liability company units are held by Parent. All of Parent’s outstanding limited liability company units are held by AcquisitionCo, and all of AcquisitionCo’s outstanding limited liability company interests are held by Georgia Holdings. Apollo Co-Investors (MHE), L.P. (“Co-Investors LP”) and AP Georgia Holdings, L.P. (“AP Georgia,” and together with Co-Investors LP, the “Apollo Funds”) hold of record over 99% of the issued and outstanding common stock of Georgia Holdings. Apollo Management (MHE), LLC (“Management (MHE)”) is the investment manager for Co-Investors LP. AP

Georgia Holdings GP, LLC (“AP Georgia GP”) is the general partner of AP Georgia. Apollo Management VII, L.P. (“Management VII”) is the sole member and manager of Management (MHE) and the manager of AP Georgia GP. The general partner of Management VII is AIF VII Management, LLC (“AIF VII LLC”). Apollo Management, L.P. (“Apollo Management”) is the sole member-manager of AIF VII LLC. Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP. Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. Leon Black, Joshua Harris and Marc Rowan are the managers, as well as principal executive officers, of Management Holdings GP, and as such may be deemed to have voting and dispositive control of our equity interests that are held by Parent and indirectly beneficially owned by Georgia Holdings. The principal address for each of Parent, AcquisitionCo and Georgia Holdings is 2 Penn Plaza, New York, NY 10121. The principal address of each of the Apollo Funds and for AP Georgia GP is One Manhattanville Road, Suite 201, Purchase, New York 10577. The principal address of Management (MHE), Management VII, AIF VII LLC, Apollo Management, Management GP, Management Holdings and Management Holdings GP, and Messrs. Black, Harris and Rowan, is 9 W. 57th Street, 43rd Floor, New York, NY 10019.

(2)
Mr. Waterhouse holds 54,668.05 shares of common stock of Georgia Holdings, which accounts for less than 1% of the issued and outstanding equity interests of Georgia Holdings. Includes 42,485.6 shares of common stock issuable upon the exercise of options within 60 days. Mr. Waterhouse was our President and CEO until his retirement on April 8, 2014. The address of Mr. Waterhouse is c/o McGraw-Hill Global Education Holdings, LLC, 2 Penn Plaza, New York, NY 10121.

(3)
Mr. Levin holds 28,594.91 shares of common stock of Georgia Holdings, which accounts for less than 1% of the issued and outstanding equity interests of Georgia Holdings. Includes 25,917 shares of common stock issuable upon the exercise of options within 60 days. The address of Mr. Levin is c/o McGraw-Hill Global Education Holdings, LLC, 2 Penn Plaza, New York, NY 10121.

(4)
Mr. Milano holds 27,334.02 shares of common stock of Georgia Holdings, which accounts for less than 1% of the issued and outstanding equity interests of Georgia Holdings. Includes 21,242.8 shares of common stock issuable upon the exercise of options within 60 days. The address of Mr. Milano is c/o McGraw-Hill Global Education Holdings, LLC, 2 Penn Plaza, New York, NY 10121.

(5)
Mr. Stafford holds 11,933.7 shares of common stock of Georgia Holdings, which accounts for less than 1% of the issued and outstanding equity interests of Georgia Holdings. Includes 8,497.2 shares of common stock issuable upon the exercise of options within 60 days. The address of Mr. Stafford is c/o McGraw-Hill Global Education Holdings, LLC, 2 Penn Plaza, New York, NY 10121.

(6)
Mr. Kilkenny holds 5,466.61 shares of common stock of Georgia Holdings, which accounts for less than 1% of the issued and outstanding equity interests of Georgia Holdings. Includes 4,248.4 shares of common stock issuable upon the exercise of options within 60 days. The address of Mr. Kilkenny is c/o McGraw-Hill Global Education Holdings, LLC, 2 Penn Plaza, New York, NY 10121.

(7)
Mr. Schlosser holds 65,957.05 shares of common stock of Georgia Holdings, which accounts for less than 1% of the issued and outstanding equity interests of Georgia Holdings. Includes 37,174.9 shares of common stock issuable upon the exercise of options within 60 days. The address of Mr. Schlosser is c/o McGraw-Hill Global Education Holdings, LLC, 2 Penn Plaza, New York, NY 10121.

(8)	The address of Mr. Berg and Mr. Munfakh is c/o Apollo Global Management, LLC, 9 West 57th Street, New York, NY 10019.

(9)	The address of Mr. Bayh and Mr. Villaraigosa is c/o McGraw-Hill Global Education Holdings, LLC, 2 Penn Plaza, New York, NY 10121.

(10)
Mr. Wolsey-Paige holds 2,996.62 shares of common stock of Georgia Holdings, which accounts for less than 1% of the issued and outstanding equity interests of Georgia Holdings. Includes 424.8 shares of common stock issuable upon the exercise of options within 60 days. The address of Mr. Wolsey-Paige is c/o McGraw-Hill Global Education Holdings, LLC, 2 Penn Plaza, New York, NY 10121.

(11)
Ms. Martin-Retortillo holds 4,836.84 shares of common stock of Georgia Holdings, which accounts for less than 1% of the issued and outstanding equity interests of Georgia Holdings. Includes 4,248.6 shares of common stock issuable upon the exercise of options within 60 days. The address of Ms. Martin-Retortillo is c/o McGraw-Hill Global Education Holdings, LLC, 2 Penn Plaza, New York, NY 10121.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We or one of our subsidiaries may occasionally enter into transactions with certain “related parties.” Related parties include its executive officers, directors, nominees for directors, a beneficial owner of 5% or more of its common stock and immediate family members of these parties. We refer to transactions in which the related party has a direct or indirect material interest as “related party transactions.”

Founding Transactions Fee Agreement

In connection with the Founding Transactions, Apollo Global Securities, LLC (the “Service Provider”) entered into a transaction fee agreement with Georgia Holdings and AcquisitionCo (the “Founding Transactions Fee Agreement”) relating to the provision of certain structuring, financial, investment banking and other similar advisory services by the Service Providers to AcquisitionCo, its direct and indirect divisions and subsidiaries, parent entities or controlled affiliates (collectively, the “Company Group”) in connection with the Founding Transactions and future transactions. AcquisitionCo paid the Service Provider a one-time transaction fee of $25 million in the aggregate in exchange for services rendered in connection with structuring the Founding Transactions, arranging the financing and performing other services in connection with the Founding Transactions. Subject to the terms and conditions of the Founding Transactions Fee Agreement, AcquisitionCo will pay to the Service Provider an additional transaction fee equal to 1% of the aggregate enterprise value paid or provided in connection with any merger, acquisition, disposition, recapitalization, divestiture, sale of assets, joint venture, issuance of securities (whether equity, equity-linked, debt or otherwise), financing or any similar transaction effected by a member of the Company Group. As a result of executing the Founding Transactions Fee Agreement, we are able to retain the services of the Service Provider. In exchange, we have agreed to pay the fees as described above. Ultimately, we believe that the benefit of those services outweighs the cost of such fees.

Management Fee Agreement

In connection with the Founding Transactions, Apollo Management VII, L.P. (the “Management Service Provider”) entered into a management fee agreement with Georgia Holdings and AcquisitionCo (the “Management Fee Agreement”) relating to the provision of certain management consulting and advisory services to the members of the Company Group. In exchange for the provision of such services, AcquisitionCo will pay the Management Service Provider a non-refundable annual management fee of $3.5 million in the aggregate. Subject to the terms and conditions of the Management Fee Agreement, upon a change of control or an initial public offering (“IPO”) of a member of the Company Group, the Management Service Provider may elect to receive a lump sum payment in lieu of future management fees payable to them under the Management Fee Agreement. As a result of executing the Management Fee Agreement, we are able to retain the expertise of the Management Service Provider. In exchange, we have agreed to pay the fees as described above. Ultimately, we believe that the benefit of that expertise outweighs the cost of such fees.

Services Agreements

In connection with the Founding Transactions, we entered into agreements with MHSE, Parent and/or AcquisitionCo relating to shared services, systems, operations and assets (collectively, the “Services Agreements”).

Pursuant to the Services Agreements, we provide to MHSE certain services at cost, which include, but are not limited to, finance, accounting, payroll processing, audit, financial reporting, cash management, legal, tax, information technology, copyright management, digital technology, risk management, security, sourcing and procurement, research and development, logistics, inventory management, investor relations, communications, marketing, customer support, real estate, human resources and operational improvement services as well as distribution, republishing and cross-selling services. Unless terminated in accordance with the Services Agreements, the ongoing services shall be provided for a term of one year, with automatic annual extensions subject to written notice of termination by us or MHSE at least ninety days prior to such automatic extension. From time to time, we and MHSE may provide certain services at cost to Parent and/or AcquisitionCo.

In addition, we provide to MHSE certain services including payroll and benefits processing services and non-compensation disbursement functions. The payroll processing services that are provided are administrative in nature and do not require the payment of compensation to any MHSE employees using our funds, unless we are promptly reimbursed by MHSE. Pursuant to the non-compensation disbursement functions that we provide, we make disbursements of any costs or expenses identified to us by MHSE, which are required to be promptly reimbursed by MHSE upon receipt of our invoice relating to such disbursements.

The cost of the provision of services pursuant to the Services Agreements generally will be allocated between us and MHSE on the basis of revenue contribution or, where possible, direct or relative consumption of the applicable service, except where an item is demonstrably attributable in its entirety to us or MHSE, in which case it will be allocated accordingly to such entity. Any capital expenditure, which consists of any expenditure pre-approved in the annual budget or otherwise approved by the steering committee that must be capitalized, that relates to a shared service under the Services Agreements will be made by us and its cost will be allocated between us and MHSE based on the allocation methodology for the shared service for which the asset underlying such capital expenditure was intended to support. MHSE will reimburse us for 25% of the aggregate cost of the capital expenditure that is allocated to MHSE pursuant to the preceding sentence, as well as 25% of any related costs for our processing of such reimbursement, on a quarterly basis so that MHSE will have reimbursed us in full for its allocable share of the capital expenditure within a year of us having incurred it.

The allocation of the cost of the provision of services pursuant to the Service Agreements between the Company and MHSE is $197.6 million and $218.7 million, respectively, of which, MHSE has made payments of $234.8 million to the Company during the year ended December 31, 2014.

The Services Agreements also provide us and MHSE with the limited use of certain of the other party’s intellectual property on a royalty-free basis. In addition, AcquisitionCo and Parent may also provide us with certain services and the costs related to these services will be allocated to us and MHSE in the same manner as detailed above.

Employment Agreement for Ronald Schlosser

Mr. Schlosser served as the Executive Chairman of Georgia Holdings through May 1, 2014. In connection with his appointment as Executive Chairman, he entered into an employment agreement with MHGE Holdings, under which he was entitled to an annual base salary of $500,000 and was eligible to receive an annual cash performance bonus based on the achievement of performance criteria determined annually by the Board in its sole discretion, following consultation with Mr. Schlosser. His target bonus opportunity was equal to 200% of his base salary. In connection with entering into the employment agreement, Mr. Schlosser invested $1,000,000 in Georgia Holdings common stock pursuant to the terms of a subscription agreement, and Georgia Holdings granted Mr. Schlosser an option to purchase 53,107 shares of common stock of Georgia Holdings pursuant to its management equity plan.

Upon termination of Mr. Schlosser’s employment as Executive Chairman, he is entitled to receive a cash severance payment equal to four times his base salary payable over two years, plus a pro rata bonus for the 2014 fiscal year based on actual performance, subject to his timely execution of an irrevocable waiver and release of claims against MHGE Holdings, its affiliates and each of their respective directors, officers, employees and agents. Pursuant to Mr. Schlosser’s employment agreement and option award agreement, he is subject to noncompetition, nonsolicitation covenants which extend for two years following his termination of employment for any reason. He is also subject to nondisparagement, nondisclosure and intellectual property covenants.

Quest Agreement

Leader’s Quest Ltd (“Quest”) is a UK-based non-profit enterprise at which Lindsay Levin is the founder and managing partner. Ms. Levin is the spouse of David Levin, who serves as our President and Chief Executive Officer. In 2014 the Company entered into an agreement with Quest pursuant to which Quest provided leadership workshops and other leadership training for twelve members of the Company’s executive leadership team. The Company paid Quest total fees of $133,000 in connection with the Quest agreement. In 2015, the Company entered into an agreement which Quest will provide additional leadership workshops and other leadership training for additional members of the Company’s leadership team. The Company will pay Quest total fees of $248,000 in connection with the agreement. As Quest is a non-profit enterprise, Ms. Levin does not stand to benefit financially from the transaction with the Company.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our independent auditors for fiscal year 2014 and 2013, in each of the following categories, including related expenses, are:

	2014	2013
Audit Fees (1)	$3,026,000	$3,425,000
Audit Related Fees (2)	78,000	—
Tax Fees (3)	1,118,000	252,000
	$4,222,000	$3,677,000

(1) Audit Fees include fees associated with the audit of our financial statements, review of our quarterly financial statements and statutory audits of certain international subsidiaries.

(2) Audit-Related Fees consisted of fees for services that are reasonably related to the performance of the audit and the review of our financial statements.

(3) Tax Fees consisted of fees for federal, state, local and international tax compliance and tax advisory services.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of the report.

(1) Combined Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	49

Combined Consolidated Statements of Operations for the Year Ended December 31, 2014 (Successor), for the Periods March 23, 2013 to December 31, 2013 (Successor), January 1, 2013 to March 22, 2013 (Predecessor), and Year Ended December 31, 2012 (Predecessor)	50

Combined Consolidated Statements of Comprehensive Income (Loss) for the Year Ended December 31, 2014 (Successor), for the Periods March 23, 2013 to December 31, 2013 (Successor), January 1, 2013 to March 22, 2013 (Predecessor), and Year Ended December 31, 2012 (Predecessor)	51

Combined Consolidated Balance Sheets at December 31, 2014 (Successor) and December 31, 2013 (Successor)	52

Combined Consolidated Statements of Cash Flows for the Year Ended December 31, 2014 (Successor), for the Periods March 23, 2013 to December 31, 2013 (Successor), January 1, 2013 to March 22, 2013 (Predecessor), and Year Ended December 31, 2012 (Predecessor)	53

Combined Consolidated Statements of Changes in Equity for the Periods December 31, 2012 to March 22, 2013 (Predecessor), March 23, 2013 to December 31, 2013 (Successor), and December 31, 2013 to December 31, 2014 (Successor)	55

Notes to Consolidated Financial Statements	57

(2) Financial Statement Schedules.

Schedule II—“Valuation and Qualifying Accounts” is included herein as Note 22 in the Notes to Consolidated Financial Statements.	98

(3) Exhibits.

See the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McGraw-Hill Global Education Intermediate Holdings, LLC (Registrant)
Date: March 30, 2015	/s/ David Levin David Levin President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of McGraw-Hill Global Education Intermediate Holdings, LLC and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ David Levin David Levin	President Chief Executive Officer Director (Principal Executive Officer)	March 30, 2015
/s/ Patrick Milano Patrick Milano	Executive Vice President Chief Financial Officer Chief Administration Officer Assistant Secretary (Principal Financial Officer)	March 30, 2015
/s/ Thomas Kilkenny Thomas Kilkenny	Senior Vice President Controller (Principal Accounting Officer)	March 30, 2015

EXHIBIT INDEX

Exhibit Number	Description
2.1*
Purchase and Sale Agreement, dated as of November 26, 2012, by and among The McGraw-Hill Companies, Inc., McGraw-Hill Education LLC, the other sellers named therein and MHE Acquisition, LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

2.2*
Amendment to Purchase and Sale Agreement, dated as of March 4, 2013, by and among The McGraw-Hill Companies, Inc., McGraw-Hill Education LLC, the other sellers named therein and MHE Acquisition, LLC (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

3.1*
Certificate of Formation, as amended, of McGraw-Hill Global Education Intermediate Holdings, LLC (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

3.2*
Amended and Restated Limited Liability Company Agreement of McGraw-Hill Global Education Intermediate Holdings, LLC (incorporated by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

4.1*
Indenture, dated as of March 22, 2013, by and among McGraw-Hill Global Education Holdings, LLC, McGraw-Hill Global Education Finance, Inc., McGraw-Hill Global Education Intermediate Holdings, LLC, MHE US Holdings, LLC, the Subsidiary Guarantors party thereto from time to time and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

4.2*
Registration Rights Agreement, dated as of March 22, 2013, by and among McGraw-Hill Global Education Holdings, LLC, McGraw-Hill Global Education Finance, Inc., McGraw-Hill Global Education Intermediate Holdings, LLC, MHE US Holdings, LLC, the Guarantors party thereto, Credit Suisse Securities (USA) LLC, BMO Capital Markets Corp., Jefferies LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

10.1*
First Lien Credit Agreement, dated as of March 22, 2013, among McGraw-Hill Global Education Intermediate Holdings, LLC, as holdings, McGraw-Hill Global Education Holdings, LLC, as borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the other parties thereto (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

10.2*
Collateral Agreement (First Lien), dated as of March 22, 2013, among McGraw-Hill Global Education Intermediate Holdings, LLC, as holdings, McGraw-Hill Global Education Holdings, LLC, as borrower, each subsidiary loan party party thereto and Credit Suisse AG, Cayman Islands Branch, as collateral agent (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

10.3*
Guarantee Agreement (First Lien), dated as of March 22, 2013, among McGraw-Hill Global Education Intermediate Holdings, LLC, as holdings, the subsidiaries of McGraw-Hill Global Education Holdings, LLC named therein and Credit Suisse AG, Cayman Islands Branch, as collateral agent (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

10.4*
Transaction Fee Agreement, dated as of March 22, 2013, among McGraw-Hill Global Education Holdings, LLC and Apollo Securities, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

10.5*
Management Fee Agreement, dated as of March 22, 2013, among McGraw-Hill Global Education Holdings, LLC and Apollo Management VII, L.P (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

10.6*
Employment Agreement, dated June 6, 2012, between McGraw-Hill Global Education, Inc. and Lloyd G. Waterhouse (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

10.7*
First Amendment to Employment Agreement, dated May 15, 2013, between McGraw-Hill Global Education Holdings, LLC and Lloyd G. Waterhouse (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

10.8*
Second Amendment to Employment Agreement, dated December 5, 2013, between McGraw-Hill Global Education Holdings, LLC and Lloyd G. Waterhouse (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

10.9*
Offer Letter, dated June 18, 2012, between McGraw-Hill Education and Thomas Kilkenny (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

10.10*
Employment Agreement, dated May 31, 2013, between McGraw-Hill Education Holdings, LLC and Ronald Schlosser (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

10.11*
Retention Agreement, dated August 1, 2012, between McGraw-Hill Education, Inc. and Patrick Milano (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

10.12*
Retention Agreement, dated August 1, 2012, between McGraw-Hill Education, Inc. and David Stafford (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

10.13*
Form of 2012 Cash-Based Performance Award under the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

10.14*	Form of Amendment to 2012 Cash-Based Performance Award (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))
10.15*	Georgia Holdings, Inc. Management Equity Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))
10.16*
Form of Nonqualified Stock Option Grant Certificate under the Georgia Holdings, Inc. Management Equity Plan for Tier I Management (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

10.17*
Form of Nonqualified Stock Option Grant Certificate under the Georgia Holdings, Inc. Management Equity Plan for Tier II Management (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

10.18*
Nonqualified Stock Option Grant Certificate, dated May 15, 2013, between Georgia Holdings, Inc. and Lloyd G. Waterhouse (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

10.19*
Amendment, dated December 5, 2013, to the Nonqualified Stock Option Grant Certificate, dated May 15, 2013, between Georgia Holdings, Inc. and Lloyd G. Waterhouse (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

10.20*
Nonqualified Stock Option Grant Certificate, dated May 31, 2013, between Georgia Holdings, Inc. and Ronald Schlosser (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

10.21*
Nonqualified Stock Option Grant Certificate, dated June 28, 2013, between Georgia Holdings, Inc. and Mark Wolsey-Paige (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

10.22*	McGraw-Hill Education Annual Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))
10.23*	McGraw-Hill Education Annual Incentive Plan-2013 Plan Year Addendum (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))
10.24*
First Amendment to Georgia Holdings, Inc. Management Equity Plan, effective as of February 4, 2014 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

10.25*	Georgia Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))
10.26*
Incremental Assumption Agreement and Amendment No. 1, dated as of March 24, 2014, among McGraw-Hill Global Education Intermediate Holdings, LLC, as holdings, McGraw-Hill Global Education Holdings, LLC, as borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the other parties thereto (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

10.27*
Services Agreement, dated as of March 22, 2013, by and among MHE Acquisition, LLC, MHE US Holdings, LLC, McGraw-Hill School Education Holdings, LLC and McGraw-Hill Global Education Holdings, LLC (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

10.28*
Employment Agreement, dated December 14, 2013, between McGraw-Hill Education Holdings, LLC and David Levin, as amended by the Amendment, dated March 31, 2014, between McGraw-Hill Education Holdings, LLC and David Levin (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

10.29*
Stockholder’s Agreement, dated as of March 22, 2013, among Georgia Holdings, Inc., AP Georgia Holdings, LP, Apollo Overseas Co-Investors (MHE), LP and certain other Stockholders of Georgia Holdings, Inc. (incorporated by reference to Exhibit 10.29 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193697-01))

21.1†	List of Subsidiaries of McGraw-Hill Global Education Intermediate Holdings, LLC.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended
32.1†	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
* Previously filed.
† Filed herewith.