Form 10-Q
period 2015-03-31
McGraw-Hill Global Education Intermediate Holdings, LLC
filed 2015-05-14
CIK 1585002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Statements of Operations
(Unaudited; dollars in thousands)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Revenue	$199,814	$204,571
Cost of goods sold	55,459	53,820
Gross profit	144,355	150,751
Operating expenses
Operating & administration expenses	147,031	168,201
Depreciation	6,884	5,000
Amortization of intangibles	23,395	25,649
Transaction costs	—	2,565
Total operating expenses	177,310	201,415
Operating (loss) income	(32,955)	(50,664)
Interest expense (income), net	34,481	44,319
Other (income) expense	(1,275)	(8,604)
(Loss) income from operations before taxes on income	(66,161)	(86,379)
Income tax (benefit) provision	(21,873)	(29,092)
Net (loss) income	(44,288)	(57,287)
Less: Net (income) loss attributable to noncontrolling interests	—	118
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(44,288)	$(57,169)

See accompanying notes to the unaudited consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited; dollars in thousands)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Net (loss) income	$(44,288)	$(57,287)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(15,037)	(850)
Unrealized gain on investments, net of tax of $0 and $49 in the three months ended March 31, 2015 and March 31, 2014, respectively	—	78
Comprehensive (loss) income	(59,325)	(58,059)
Less: Comprehensive (income) loss attributable to noncontrolling interest	—	118
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(59,325)	$(57,941)

See accompanying notes to the unaudited consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	March 31, 2015	December 31, 2014

	(Unaudited)
Current assets
Cash and equivalents	$125,315	$232,098
Accounts receivable, net of allowance for doubtful accounts of $12,289 and $13,957 and sales returns of $117,278 and $181,927 at March 31, 2015 and December 31, 2014, respectively	70,795	204,072
Due from related party	18,109	—
Inventories, net	78,924	76,992
Deferred income taxes	31,076	31,538
Prepaid and other current assets	42,439	30,710
Total current assets	366,658	575,410
Prepublication costs, net	78,601	80,980
Property, plant and equipment, net	87,216	91,926
Goodwill	471,055	477,324
Other intangible assets, net	878,916	906,665
Investments	8,794	9,219
Deferred income taxes non-current	63,480	43,440
Other non-current assets	104,680	101,510
Total assets	$2,059,400	$2,286,474
Liabilities and equity
Current liabilities
Accounts payable	108,284	$130,465
Accrued royalties	9,275	101,827
Accrued compensation and contributions to retirement plans	18,440	66,243
Deferred revenue	116,415	124,551
Current portion of long-term debt	6,880	6,880
Due to related parties	—	889
Other current liabilities	112,807	89,160
Total current liabilities	372,101	520,015
Long-term debt	1,446,924	1,447,473
Deferred income taxes	7,206	8,288
Other non-current liabilities	46,450	48,839
Total liabilities	1,872,681	2,024,615
Commitments and contingencies
Equity
Member's equity	355,066	370,881
Accumulated deficit	(126,425)	(82,137)
Accumulated other comprehensive loss	(41,922)	(26,885)
Total equity	186,719	261,859
Total liabilities and equity	$2,059,400	$2,286,474
See accompanying notes to the unaudited consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; dollar in thousands)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Operating activities
Net (loss) income including noncontrolling interests	$(44,288)	$(57,287)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities
Depreciation (including amortization of technology projects)	6,884	5,000
Amortization of intangibles	23,395	25,649
Amortization of prepublication costs	10,103	10,310
Provision for losses on accounts receivable	(81)	(1,305)
Deferred income taxes	(21,122)	(20,679)
Stock-based compensation	2,464	1,693
Amortization of debt discount	1,172	1,353
Amortization of deferred financing costs	3,110	2,642
Restructuring charges	1,217	6,084
Other	3,386	2,530
Changes in operating assets and liabilities, net of the effect of acquisitions
Accounts receivable	130,472	157,181
Due to/from related party	(17,293)	23,196
Inventories	(6,299)	(8,307)
Prepaid and other current assets	(10,223)	(10,435)
Accounts payable and accrued expenses	(161,239)	(163,741)
Deferred revenue	(7,673)	(18,388)
Other current liabilities	23,472	20,382
Net change in prepaid and accrued income taxes	(2,627)	(2,922)
Net change in operating assets and liabilities	(20,564)	(2,492)
Cash provided by (used for) operating activities	(85,734)	(29,536)
Investing activities
Investment in prepublication costs	(9,052)	(9,220)
Capital expenditures	(8,372)	(868)
Acquisitions	—	(28,044)
Proceeds from dispositions	89	8,653
Cash provided by (used for) investing activities	(17,335)	(29,479)
Financing activities
Payment of term loan	(1,720)	(36,720)
Dividends paid to noncontrolling interests	—	(169)
Cash provided by (used for) financing activities	(1,720)	(36,889)
Effect of exchange rate changes on cash	(1,994)	(1,601)
Net change in cash and cash equivalents	(106,783)	(97,505)
Cash and cash equivalents at the beginning of the period	232,098	253,390
Cash and cash equivalents, ending balance	$125,315	$155,885
Supplemental disclosures
Interest expense paid	10,090	15,309
Income taxes paid	716	1,226
See accompanying notes to the unaudited consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
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

Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and all significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.
We record non-controlling interest in our consolidated financial statements to recognize the minority ownership interest in certain subsidiaries. Non-controlling interest in the earnings and losses of these subsidiaries represent the share of net income or loss allocated to our combined entities.
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
On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, inventories, prepublication costs, accounting for the impairment

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

of long-lived assets (including other intangible assets), goodwill and indefinite-lived intangible assets, stock-based compensation, income taxes and contingencies. Management further considered the accounting policy with regard to the purchase price allocation to assets and liabilities to be critical. This accounting policy, as more fully described in Note 3, encompasses significant judgments and estimates used in the preparation of these financial statements. Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.
Cash and Cash Equivalents
Cash and cash equivalents include ordinary bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of money market funds with unrestricted daily liquidity and fixed term time deposits. The balance also includes cash that is held by the Company outside the United States to fund international operations or to be reinvested outside of the United States. The investments and bank deposits are stated at cost, which approximates market value and were $125,315 and $232,098 as of March 31, 2015 and December 31, 2014, respectively. These investments are not subject to significant market risk.
Accounts Receivable
Credit is extended to customers based upon an evaluation of the customer’s financial condition. Accounts receivable are recorded at net realizable value.
Allowance for Doubtful Accounts and Sales Returns
The allowance for doubtful accounts and sales returns reserves methodology is based on historical analysis, a review of outstanding balances and current conditions. In determining these reserves, we consider, among other factors, the financial condition and risk profile of our customers, areas of specific or concentrated risk as well as applicable industry trends or market indicators. The allowance for sales returns is a significant estimate, which is based on historical rates of return and current market conditions. The provision for sales returns is reflected as a reduction to “Revenues” in our consolidated statements of operations. Sales returns are charged against the reserve as products are returned to inventory. Accounts receivable losses for bad debt are charged against the allowance for doubtful accounts when the receivable is determined to be uncollectible. The change in the allowance for doubtful accounts is reflected as part of operating and administrative expenses in our consolidated statement of operations.
Concentration of Credit Risk
As of March 31, 2015 and December 31, 2014, two customers comprised approximately 31% of the gross accounts receivable balance, which is reflective of concentration in our industry.
The Company has no single customer that accounted for 10% of our gross revenues for the three months ended March 31, 2015. The Company had one customer that accounted for approximately 11% of our gross revenues for the three months ended March 31, 2014, which is included within the MHGE Higher Education and MHGE Professional revenues. The loss of, or any reduction in sales from, a significant customer or deterioration in their ability to pay could harm our business and financial results.
Inventories
Inventories, consisting principally of books, are stated at the lower of cost (first-in, first-out) or market value. The majority of our inventories relate to finished goods. A significant estimate, the reserve for inventory obsolescence, is reflected in operating and administration expenses. In determining this reserve, we consider management’s current assessment of the marketplace, industry trends and projected product demand as compared to the number of units currently on hand. The reserves for inventory obsolescence were $39,916 and $38,893 as of March 31, 2015 and December 31, 2014, respectively.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

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

Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation as of March 31, 2015 and December 31, 2014. Depreciation and amortization are recorded on a straight-line basis, over the assets’ estimated useful lives. Buildings have an estimated useful life, for purposes of depreciation, of twenty-eight years. Furniture, fixtures and equipment are depreciated over periods not exceeding seven years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives.
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
Deferred Technology Costs
We capitalize certain software development and website implementation costs. Capitalized costs only include incremental, direct costs of materials and services incurred to develop the software after the preliminary project stage is completed, funding has been committed and it is probable that the project will be completed and used to perform the function intended. Incremental costs are expenditures that are out-of-pocket to us and are not part of an allocation or existing expense base. Software development and website implementation costs are expensed as incurred during the preliminary project stage. Capitalized costs are amortized from the year the software is ready for its intended use over its estimated useful life, three to seven years, using the straight-line method. Periodically, we evaluate the amortization methods, remaining lives and recoverability of such costs. Capitalized software development and website implementation costs are included in other non-current assets in the consolidated balance sheets and are presented net of accumulated amortization. Gross deferred technology costs were $49,597 and $42,030 as of March 31, 2015 and December 31, 2014 , respectively. Accumulated amortization of deferred technology costs were $14,487 and $12,433 as of March 31, 2015 and December 31, 2014.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Accounting for the Impairment of Long-Lived Assets (Including Other Intangible Assets)
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to current forecasts of undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets held for sale are written down to fair value, less cost to sell. Fair value is determined based on market evidence, discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. There were no impairments of long-lived assets for the three months ended March 31, 2015 and March 31, 2014, respectively.
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
If the fair value of the reporting units or indefinite-lived intangible assets are less than their carrying value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill or indefinite-lived intangible assets to the carrying value. The fair value of the goodwill or indefinite-lived intangible assets is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit or carrying value of the indefinite-lived intangible asset. If the implied fair value of the goodwill or indefinite-lived intangible assets is less than the carrying value, the difference is recognized as an impairment charge. Significant judgments inherent in this analysis include estimating the amount and timing of future cash flows and the selection of appropriate discount rates, royalty rate and long-term growth rate assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit and indefinite-lived intangible asset and for some of the reporting units and indefinite-lived

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

intangible assets could result in an impairment charge, which could be material to our financial position and results of operations. There were no impairments of goodwill and indefinite-lived intangible assets for the three months ended March 31, 2015 and March 31, 2014, respectively.
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
Stock-Based Compensation
The Company issues Georgia Holidings, Inc. stock options and other stock-based compensation to eligible employees, directors and consultants and accounts for these transactions under the provisions of Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation. For equity awards, total compensation cost is based on the grant date fair value. For liability awards, total compensation cost is based on the fair value of the award on the date the award is exercised and delivered. For performance-based options issued, the value of the instrument is measured at the grant date as the fair value of the common stock and expensed over the vesting term when the performance targets are considered probable of being achieved. The Company recognizes stock-based compensation expense for all awards, on a straight-line basis, over the service period required to earn the award, which is typically the vesting period.
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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

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
Subscription-based products
Subscription income is recognized over the related subscription period that the subscription is available and is used by the customer. Subscription revenue received or receivable in advance of the delivery of services or publications is included in deferred revenue. Incremental costs that are directly related to the subscription revenue are deferred and amortized over the subscription period. As of March 31, 2015, no significant changes have been made to the underlying assumptions related to estimates of revenue or the methodologies applied. Included among the underlying assumptions related to our estimates that impact the recognition of subscription income is the period that our subscriptions are accessed by our customers, the extent of our responsibility to provide access to our subscription-based products, and the extent of complementary support services customers demand to access our products.
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
Income Taxes
The Company’s operations are subject to United States federal, state and local income taxes, and foreign income taxes. The United States federal income tax return is filed as a consolidated group under Georgia Holdings, Inc. Net operating losses and other tax attributes are characterized as realized or realizable by MHGE Holdings when the attributes are utilized by the consolidated federal group following the Company’s “Benefits-for-Loss” allocation method.

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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

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
Recent Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03 - Simplifying the Presentation of Debt Issuance Costs. This ASU changes the presentation of debt issuance costs by requiring an entity to present such costs as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated balance sheets.

In January 2015, the FASB issued ASU No. 2015-01 (Topic 225-20) - Income Statement—Extraordinary and Unusual Items which eliminates the concept of extraordinary items. This guidance removes the requirement to assess whether an event or transaction is both unusual in nature and infrequent in occurrence and to separately present any such items on the statement of operations after income from continuing operations. Rather, such items will either be presented as a separate component of income from continuing operations or disclosed in the notes to the financial statements. This guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In December 2014, the FASB issued ASU No. 2014-17 (Topic 805) - Business Combinations, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting as a change in accounting principal in the reporting period in which the change in control event occurs and use the new basis to measure its assets, liabilities and equity. The guidance is effective on November 18, 2014 and will not have any impact on consolidated financial position or results of operations. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15 - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures.  This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12 (Topic 718) - Compensation-Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This ASU may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.  The Company is evaluating the impact that this update will have on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance is effective for the Company in the first quarter of 2017 and early application is not permitted. Entities must adopt the new guidance using one of two retrospective application methods. On April 29, 2015, the FASB issued an exposure draft to defer the effective date by one year. The Company is currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08 - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The revised guidance is effective for annual fiscal periods beginning after December 15, 2014 . Early adoption is permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

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
Notes to the Consolidated Financial Statements
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
Notes to the Consolidated Financial Statements
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
Distribution to Parent
The total amount of $628,854 allocated to MHSE Holdings includes purchase price as well as the working capital adjustment made at closing and is classified as "Distribution to Parent" in the consolidated financial statements. MHSE Holdings is not included in these consolidated financial statements.

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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

ALEKS was acquired for a purchase price of $103,500; of which $50,000 was paid in cash at closing. The remaining $53,500 was paid one year after closing on August 1, 2014 of which $15,000 was held in escrow for six months. As of December 31, 2013, $53,500 was included in other current liabilities in the consolidated balance sheet. The Company has finalized the determination of the fair values of the assets acquired and liabilities assumed upon acquisition. On October 31, 2013, the working capital adjustment was finalized and the Company's share of the proceeds of the working capital adjustment was $1,422. The $50,000 paid at closing and subsequent payments were financed by a combination of cash on hand and borrowing under the revolving credit facility. Costs incurred in connection with the acquisition for the year ended December 31, 2013 were $2,549 and are included in operating and administrative expenses in the consolidated statements of operations.
Subsequent to the closing, the ALEKS Corporation entered into a reseller agreement with McGraw-Hill School Education Holdings, LLC ("MHSE"), which is a separate wholly owned subsidiary of our Parent, granting MHSE exclusive rights to sell ALEKS products in the K-12 market. MHSE paid $25,500 to ALEKS Corporation for the exclusivity provision, which is being recognized over five years and renewable for no additional fee after five years, and paid a royalty advance of $12,500. The royalty rate is 15% on net sales.
The companies received a fairness opinion from a third party valuation firm on the terms of the transaction.
The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Tangible assets	9,365
Identifiable intangible assets	40,700
Deferred revenue	(2,754)
Other liabilities	(23,083)
Goodwill	79,272
Purchase price	$103,500
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
Amortization expense of $1,397 and $2,927 was recorded in the three months ended March 31, 2015 and March 31, 2014, respectively.

5.	Area 9 Acquisition

On February 6, 2014 the Company acquired the remaining 80% that it did not already own of Area 9, a Danish Company and developer of adaptive learning technology for the higher education market for total consideration of $78,049. Prior to the acquisition, the Company had a long-term royalty-based relationship with Area 9. The Company had purchased the other 20% stake in Area 9 in January 2013. Consideration for the acquisition of the remaining 80% was $29,003 in cash at closing, with the remainder in shares of Georgia Holdings common stock, including shares held in escrow, and shares subject to an earn-out based on several financial measures which we expect to be met and therefore all earn out shares have been valued in member's equity.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Pursuant to the purchase agreement, consulting payments are due to the founders of Area 9 of $9,800 for a designated project and deliverable, of which $2,700 is contingent upon a successful completion of a project deliverable and $5,000 expense reimbursement over a four year period. These costs are expensed as incurred.

There is a gain of $7,329 in other income reflecting a fair value adjustment based on the purchase price of the additional 80% interest on the original 20% stake which fair value is $15,866, making the total transaction value equal to $93,915. The Company determined the acquisition date fair value of the previously held equity interest in Area 9 using the income approach, including consideration of a control premium, which requires the Company to make estimates and assumptions regarding future cash flows. The Company has finalized the determination of the fair values of the assets acquired and liabilities assumed upon acquisition. On July 18, 2014, the working capital adjustment was finalized and the Company's payment for the working capital adjustment was $959.

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Tangible assets	$1,969
Identifiable intangible assets	44,800
Other liabilities	(6,740)
Goodwill	53,886
Purchase price	$93,915
Residual goodwill consists primarily of intangible assets related to the knowhow and design of the Company’s products that do not qualify for separate recognition as well as assembled work force. The amount of goodwill is not considered deductible for tax purposes.
The fair values of the acquired intangible assets will be amortized on a straight-line basis over their useful lives of four and seven years, which is consistent with the estimated useful life considerations used in determining their fair values. Amortization expense of $1,225 and $1,148 was recorded in the three months ended March 31, 2015 and March 31, 2014, respectively.

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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

7.	Inventories

Inventories consist of the following:

	At
	March 31, 2015	December 31, 2014
Raw materials	$1,819	$1,160
Work-in-progress	2,634	3,380
Finished goods	114,387	111,345
	118,840	115,885
Reserves	(39,916)	(38,893)
Inventories, net	$78,924	$76,992

8.	Debt

Long-term debt consisted of the following:

	At
	March 31, 2015	December 31, 2014
Term loan facility	$662,745	$663,555
Notes	791,059	790,798
Less current portion of long term debt	(6,880)	(6,880)
Long Term Debt (1)	$1,446,924	$1,447,473

(1) Long term debt balances reflect face value of debt less the unamortized discount.

Senior Facilities
In connection with the Founding Transactions, on March 22, 2013, MHGE Holdings, our wholly owned subsidiary, together with the Company, entered into the Senior Facilities, which are governed by a first lien credit agreement as amended and restated, with Credit Suisse AG, as administrative agent, and the other agents and lenders, as parties thereto, that provided senior secured financing of up to $1,050,000, consisting of:

•	the term loan facility in an aggregate principal amount of $810,000 with a maturity of six years; and

•
the revolving credit facility in an aggregate principal amount of up to $240,000 with a maturity of five years, including both a letter of credit sub-facility and a swingline loan sub-facility. The amount available under the revolving credit facility at March 31, 2015 was $240,000.

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

The interest rate on the borrowings under the Senior Facilities is based on LIBOR or Prime, plus an applicable margin. The interest rate was 5.75% at March 31, 2015 for the term loan facility and there were no outstanding borrowings under the revolving credit facility. The term loan facility and the revolving credit facility were issued at a discount of 3% and 2%, respectively. Debt issuance costs and the discount are amortized over the term of the

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

respective facility using the effective interest method and are included in interest expense, net within the consolidated statements of operations. The amount of amortization included in interest expense, net was $3,137 and $2,497 for the three months ended March 31, 2015 and March 31, 2014, respectively.
The term loan facility requires quarterly amortization payments totaling 1% per annum of the refinanced principal amount of the facility, with the balance payable on the final maturity date. The term loan facility also includes customary mandatory prepayments requirements based on certain events such as asset sales, debt issuances, and defined levels of free cash flows.
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
The revolving credit facility includes a springing financial maintenance covenant that requires MHGE Holdings net first lien leverage ratio not to exceed 7.00 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to EBITDA, as defined in the First Lien Credit Agreement, of MHGE Holdings and its consolidated subsidiaries). The covenant will be tested quarterly when the revolving credit facility is more than 20% drawn (including outstanding letters of credit), beginning with the fiscal quarter ended June 30, 2013, and will be a condition to drawings under the revolving credit facility (including for new letters of credit) that would result in more than 20% drawn thereunder. As of March 31, 2015, the borrowings under the revolving credit facility were less than 20%, and so the covenant was not in effect.
Post-Plate Adjusted EBITDA reflects EBITDA as defined in the First Lien Credit Agreement. Solely for the purpose of calculating the springing financial covenant, plate investments should be excluded from the calculation of EBITDA.

The fair value of the term loan facility was approximately $682,722 and $677,640 as of March 31, 2015 and December 31, 2014, respectively. The Company estimates the fair value of the term loan facility utilizing the market quotations for debt that have quoted prices in active markets. Since the term loan facility does not trade of a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, based on fair value hierarchy established in accordance with authoritative guidance for fair value measurements (Level 2).

9.75% First-Priority Senior Secured Notes due 2021
In connection with the Founding Acquisition, on March 22, 2013, the Issuers issued $800,000 in principal amount of the Notes in a private placement. The Notes bear interest at a rate of 9.75% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. The Notes were issued at a discount of 1.36%. Debt issuance costs and the discount are amortized over the term of the Notes using the effective interest method and are included in interest expense, net within the consolidated statements of operations. The amount of amortization included in interest expense, net was $1,145 and $1,498 for the three months ended March 31, 2015 and March 31, 2014, respectively.
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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

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

The fair value of the Notes was approximately $884,000 and $890,000 as of March 31, 2015 and December 31, 2014, respectively. The Company estimates the fair value of its Notes based on trades in the market. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).
Scheduled principal Payments
The scheduled principal payments required under the terms of the Senior Facilities and the Notes as of March 31, 2015 were as follows:

March 31, 2015
2015 Q2 to Q4	$5,160
2016	6,880
2017	6,880
2018	6,880
2019	653,525
2020 and beyond	800,000
1,479,325
Less: Current portion	6,880
$1,472,445

9.	Segment Reporting

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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

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

Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by Post-Plate Adjusted Cash EBITDA. As such, segment assets are not disclosed in the notes to the accompanying consolidated financial statements. The following tables set forth information about the Company’s operations by its four segments:

	Three Months Ended March 31,
	2015	2014
Cash Revenues:
MHGE Higher Education	$118,981	$115,082
MHGE Professional	22,079	23,543
MHGE International	42,969	48,137
Total Cash Revenues (1)	184,029	186,762
Change in deferred revenue	15,785	17,809
Total Consolidated Revenue	$199,814	$204,571
(1) The elimination of inter-segment revenues was not significant to the revenues of any one segment.

Segment Post-Plate Adjusted Cash EBITDA:
MHGE Higher Education	$465	$(2,442)
MHGE Professional	761	2,529
MHGE International	(9,533)	(11,690)
MHGE Other	587	(112)
Total Segment Post-Plate Adjusted Cash EBITDA	$(7,720)	$(11,715)

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Reconciliation of Segment Post-Plate Adjusted Cash EBITDA to the consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2015	2014

Total Segment Post-Plate Adjusted Cash EBITDA	$(7,720)	$(11,715)
Interest (expense) income, net	(34,481)	(44,319)
Benefit (provision) for taxes on income	21,873	29,092
Depreciation, amortization and plate investment amortization	(40,382)	(40,959)
Deferred revenue	15,785	17,809
Restructuring and cost savings implementation charges	(4,150)	(9,200)
Sponsor fees	(875)	(875)
Transaction costs	—	(2,565)
Acquisition costs	—	(2,410)
Physical separation costs	—	(5,108)
Other	(3,390)	3,743
Plate investment cash costs	9,052	9,220
Net (loss) income	(44,288)	(57,287)
Less: Net (income) loss attributable to noncontrolling interests	—	118
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(44,288)	$(57,169)

The following is a schedule of revenue and long-lived assets by geographic region:

	Revenue (1)		Long -lived Assets (2)
	Three Months Ended March 31,		At
	2015	2014	March 31, 2015	December 31, 2014
United States	$150,884	$152,491	$192,978	$191,745
International	48,930	52,080	17,633	19,667
Total	$199,814	$204,571	$210,611	$211,412

(1)	Revenues are attributed to a geographic region based on the location of customer.

(2)	Reflects total assets less current assets, goodwill, intangible assets, investments, deferred financing costs and non-current deferred tax assets.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

10.	Taxes on Income

For the three months ended March 31, 2015 and March 31, 2014, the effective tax rate was 33.1% and 33.7%, respectively. At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect, and are individually computed, are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.
As of March 31, 2015 and December 31, 2014, the total amount of federal, state and local, and foreign unrecognized tax benefits was $1,011 and $1,164, respectively, exclusive of interest and penalties, substantially all of which, if recognized, would impact the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. In addition to the unrecognized tax benefits, as of March 31, 2015 and December 31, 2014, we had $1,154 and $1,158, respectively, of accrued interest and penalties associated with uncertain tax positions.
Under the terms of the Founding Acquisition, MHC is contractually liable for income tax assessments for Predecessor periods through March 22, 2013. An indemnification receivable from MHC of $1,806 and $1,825 has been recorded in non-current assets as of March 31, 2015 and December 31, 2014, respectively, for the unrecognized tax benefit, interest, and penalties related to controlled foreign corporations as taxpayers of record.

11.	Employee Benefits

Defined Contribution Plans
A majority of employees of the Company are participants in voluntary 401(k) plans sponsored by the Company under which the Company may match employee contributions up to certain levels of compensation.
Pension Plans
A majority of employees of the Company were participants in various defined benefit pension plans as well as post-retirement plans administered and sponsored by MHC. Benefits under the pension plans are based primarily on years of service and employees’ compensation. The Company has no liability for these plans.

12.	Stock-Based Compensation

In the quarter ended June 30, 2013, Georgia Holdings, Inc., adopted the Management Equity Plan whereby Georgia Holdings, Inc., the parent of our Parent, can issue stock options, restricted stock, restricted stock units, and other equity based awards. As of March 31, 2015, the Board of Directors of Georgia Holdings, Inc. has authorized up to 1,009,186 shares under the plan.
In the three months ended March 31, 2015 and March 31, 2014, the Company issued no Georgia Holdings, Inc. stock options to employees of the Company. Stock options may not be granted at a price less than the fair market value of common stock on the grant date. The options terminate on the earliest of the tenth year from the date of the grant or other committee action, as defined in the plan documents. As of March 31, 2015, the weighted average grant date fair value of outstanding options were $68.83. We use a Black-Scholes closed form option pricing model to estimate the fair value of options granted.

The options vest over five years with 50% vesting on cumulative financial performance measures in the Plan and the remaining 50% vest evenly over five years, in each case subject to continued service.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Stock-based compensation for the periods presented was as follows:

	Three Months Ended March 31,
	2015	2014
Stock option expense	$1,502	$1,387
Restricted stock and unit awards expense	962	306
Total stock-based compensation expense	$2,464	$1,693
As of March 31, 2015 and March 31, 2014 there was approximately $11,688 and $14,475, respectively, of total unrecognized compensation costs related to non-vested stock-based employee compensation arrangements granted under the Management Equity Plan. The Company expects to recognize those costs over a weighted average period of 3.5 years.

13.	Restructuring

In order to contain costs and mitigate the impact of current and expected future economic conditions, as well as a continued focus on process improvements, we have initiated various restructuring plans over the last several years. The charges for each restructuring plan are classified as operating and administration expenses within the consolidated statements of operations.

In certain circumstances, reserves are no longer needed because of efficiencies in carrying out the plans, or because employees previously identified for separation resigned from the Company and did not receive severance or were reassigned due to circumstances not foreseen when the original plans were initiated. In these cases, we reverse reserves through the consolidated statements of operations when it is determined they are no longer needed.
During the fourth quarter of 2013 and in 2014, the Company initiated restructuring plans across several of its business units to review its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance.
The following table summarizes restructuring information by reporting segment:

	MHGE Higher Education	MHGE Professional	MHGE International	MHGE Other	Total
Balance at December 31, 2014	$11,218	$1,490	$5,864	$—	$18,572
Charges:
Employee severance and other personal benefits	1,180	37	—	—	1,217
Lease termination costs	—	—	1,515	—	1,515
Payments:
Employee severance and other personal benefits	(3,860)	(1,236)	(4,429)	—	(9,525)
Lease termination costs	—	—	(1,515)	—	(1,515)
Balance at March 31, 2015	$8,538	$291	$1,435	$—	$10,264
The Company expects to utilize the remaining reserves of $10,264 in 2015.

14.	Guarantor Financial Information
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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Guarantors is 100 percent owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Notes and Senior Facilities (“Non-Guarantors”).
The following consolidated financial statements are presented for the information of the holders of the Notes and present the consolidated balance sheets as of March 31, 2015 and December 31, 2014 and the consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended March 31, 2015 and March 31, 2014 of the Company. The consolidated financial statements present MHGE Intermediate, which is a Guarantor of the Notes, the Guarantor subsidiaries of MHGE Intermediate, the Non-Guarantor subsidiaries of MHGE Intermediate and the elimination entries necessary to combine and consolidate MHGE Intermediate with the Guarantor and Non-Guarantor subsidiaries.
Investments in subsidiaries are accounted for using the equity method for purposes of the consolidated presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Additionally, substantially all of the assets of the Guarantor subsidiaries are pledged under the Notes and, consequently, will not be available to satisfy the claims of the Company’s general creditors.

	Three Months Ended March 31, 2015
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$155,122	$44,692	$—	$199,814
Cost of goods sold	—	36,118	19,341	—	55,459
Gross profit	—	119,004	25,351	—	144,355
Operating expenses
Operating & administration expenses	875	105,753	40,349	54	147,031
Depreciation	—	6,884	—	—	6,884
Amortization of intangibles	—	21,838	1,557	—	23,395
Total operating expenses	875	134,475	41,906	54	177,310
Operating (loss) income	(875)	(15,471)	(16,555)	(54)	(32,955)
Interest expense (income), net	33,873	—	608	—	34,481
Equity in (income) loss of subsidiaries	31,413	—	—	(31,413)	—
Other (income)	—	(1,275)	—	—	(1,275)
Income (Loss) from operations before taxes on income	(66,161)	(14,196)	(17,163)	31,359	(66,161)
Income tax (benefit) provision	(21,873)	(3,729)	(4,495)	8,224	(21,873)
Net (loss) income	$(44,288)	$(10,467)	$(12,668)	$23,135	$(44,288)
Comprehensive (loss) income	$(44,288)	$(10,467)	$(27,705)	$23,135	$(59,325)

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	March 31, 2015
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
ASSETS
Current assets:
Cash and equivalents	$—	$364,753	$55,753	$(295,191)	125,315
Accounts receivable	—	19,018	51,777	—	70,795
Related party receivable	—	275,401	—	(257,292)	18,109
Inventories, net	—	52,022	26,956	(54)	78,924
Deferred income taxes	—	22,744	8,332	—	31,076
Prepaid and other current assets	97,325	19,089	20,725	(94,700)	42,439
Total current assets	97,325	753,027	163,543	(647,237)	366,658
Prepublication costs, net	—	62,622	15,979	—	78,601
Property, plant and equipment, net	—	87,216	—	—	87,216
Goodwill	—	425,181	45,874	—	471,055
Other intangible assets, net	—	822,359	56,557	—	878,916
Investments	1,811,139	103	8,691	(1,811,139)	8,794
Deferred income taxes non-current	—	62,354	1,126	—	63,480
Other non-current assets	59,886	43,140	1,654	—	104,680
Total assets	$1,968,350	$2,256,002	$293,424	$(2,458,376)	$2,059,400
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$297,816	$94,268	$11,390	$(295,190)	$108,284
Accrued royalties	—	4,065	5,210	—	9,275
Accrued compensation and contributions to retirement plans	—	9,912	8,528	—	18,440
Deferred revenue	—	110,703	5,712	—	116,415
Current portion of long-term debt	6,880	—	—	—	6,880
Related party	—	—	253,963	(253,963)	—
Other current liabilities	50,681	131,733	25,089	(94,696)	112,807
Total current liabilities	355,377	350,681	309,892	(643,849)	372,101
Long-term debt	1,446,924	—	—	—	1,446,924
Deferred income taxes	—	—	7,206	—	7,206
Other non-current liabilities	—	43,607	2,843	—	46,450
Total liabilities	1,802,301	394,288	319,941	(643,849)	1,872,681
Commitments and contingencies
Equity
Member's equity	292,474	1,771,435	31,986	(1,740,829)	355,066
Accumulated deficit	(126,425)	90,279	(16,581)	(73,698)	(126,425)
Accumulated other comprehensive loss	—	—	(41,922)	—	(41,922)
Total equity	166,049	1,861,714	(26,517)	(1,814,527)	186,719
Total liabilities and equity	$1,968,350	$2,256,002	$293,424	$(2,458,376)	$2,059,400

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	December 31, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
ASSETS
Current assets:
Cash and equivalents	$—	$466,617	$49,737	$(284,256)	232,098
Accounts receivable	—	122,047	82,025	—	204,072
Related party	—	253,071	—	(253,071)	—
Inventories, net	—	50,330	27,164	(502)	76,992
Deferred income taxes	—	22,745	8,793	—	31,538
Prepaid and other current assets	74,577	11,925	17,036	(72,828)	30,710
Total current assets	74,577	926,735	184,755	(610,657)	575,410
Prepublication costs, net	—	63,130	17,850	—	80,980
Property, plant and equipment, net	—	91,926	—	—	91,926
Goodwill	—	423,629	53,695	—	477,324
Other intangible assets, net	—	842,907	63,758	—	906,665
Investments	1,842,551	104	9,115	(1,842,551)	9,219
Deferred income taxes non-current	—	42,242	1,198	—	43,440
Other non-current assets	63,004	36,689	1,817	—	101,510
Total assets	$1,980,132	$2,427,362	$332,188	$(2,453,208)	$2,286,474
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$284,256	$115,594	$14,871	$(284,256)	$130,465
Accrued royalties	—	89,796	12,031	—	101,827
Accrued compensation and contributions to retirement plans	—	50,615	15,628	—	66,243
Deferred revenue	—	117,211	7,340	—	124,551
Current portion of long-term debt	6,880	—	—	—	6,880
Related party	—	889	253,071	(253,071)	889
Other current liabilities	31,186	98,036	32,766	(72,828)	89,160
Total current liabilities	322,322	472,141	335,707	(610,155)	520,015
Long-term debt	1,447,473	—	—	—	1,447,473
Deferred income taxes	—	—	8,288	—	8,288
Other non-current liabilities	—	45,244	3,595	—	48,839
Total liabilities	1,769,795	517,385	347,590	(610,155)	2,024,615
Commitments and contingencies
Equity
Member's equity	292,474	1,809,231	15,396	(1,746,220)	370,881
Accumulated deficit	(82,137)	100,746	(3,913)	(96,833)	(82,137)
Accumulated other comprehensive loss	—	—	(26,885)	—	(26,885)
Total equity	210,337	1,909,977	(15,402)	(1,843,053)	261,859
Total liabilities and equity	$1,980,132	$2,427,362	$332,188	$(2,453,208)	$2,286,474

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Three Months Ended March 31, 2015
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Operating activities
Cash provided by operating activities	$1,720	$(86,108)	$9,589	$(10,935)	$(85,734)
Investing activities
Investment in prepublication costs	—	(7,686)	(1,366)	—	(9,052)
Capital expenditures	—	(8,159)	(213)	—	(8,372)
Proceeds from dispositions	—	89	—	—	89
Cash used for investing activities	—	(15,756)	(1,579)	—	(17,335)
Financing activities
Payment of term loan	(1,720)	—	—	—	(1,720)
Cash provided by (used for) financing activities	(1,720)	—	—	—	(1,720)
Effect of exchange rate changes on cash	—	—	(1,994)	—	(1,994)
Net change in cash and cash equivalents	—	(101,864)	6,016	(10,935)	(106,783)
Cash and cash equivalents at the beginning of the period	—	466,617	49,737	(284,256)	232,098
Cash and cash equivalents, ending balance	$—	$364,753	$55,753	$(295,191)	$125,315

	Three Months Ended March 31, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Operating activities
Cash provided by operating activities	$36,720	$(54,894)	$33,791	$(45,153)	$(29,536)
Investing activities
Investment in prepublication costs	—	(6,856)	(2,364)	—	(9,220)
Capital expenditures	—	236	(1,104)	—	(868)
Acquisitions and investments	—	—	(28,044)	—	(28,044)
Proceeds from dispositions	—	—	8,653	—	8,653
Cash used for investing activities	—	(6,620)	(22,859)	—	(29,479)
Financing activities
Payment of term loan	(36,720)	—	—	—	(36,720)
Dividends paid to noncontrolling interests	—	—	(169)	—	(169)
Cash provided by (used for) financing activities	(36,720)	—	(169)	—	(36,889)
Effect of exchange rate changes on cash	—	—	(1,601)	—	(1,601)
Net change in cash and cash equivalents	—	(61,514)	9,162	(45,153)	(97,505)
Cash and cash equivalents at the beginning of the period	—	301,985	67,429	(116,024)	253,390
Cash and cash equivalents, ending balance	$—	$240,471	$76,591	$(161,177)	$155,885

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

15.	Transactions with Sponsors

In connection with the Founding Transactions, MHGE Holdings, our wholly owned subsidiary, entered into a management fee agreement with Apollo Management VII, L. P. (the “Advisor”), an affiliate of our Sponsor pursuant to which the Advisor will provide management consulting services to Parent and its direct and indirect divisions and subsidiaries, including the Company and MHGE Holdings. In exchange for these services, the Advisor will receive an aggregate annual management fee of $3,500 and reimbursement of out-of-pocket expenses incurred in connection with the provision of such services. We recorded an expense of $875 for management fees for both the three months ended March 31, 2015 and March 31, 2014, respectively. In connection with the Founding Transactions, Apollo Global Securities, LLC, an affiliate of our Sponsor (the “Affiliate”), entered into a transaction fee agreement with Parent relating to the provision of certain structuring, financial, investment banking and other similar advisory services in connection with the Founding Transactions and future transactions. We paid the Affiliate a one-time transaction fee of $25,000 in exchange for services rendered in connection with the structuring of the Founding Transactions, arranging financing and performing other services with the Founding Transactions. Also, subject to the terms and conditions of the agreement, an additional transaction fee equal to 1% of the aggregate enterprise value will be payable to Affiliate for investment banking, financing and other financial advisory services related to any merger, acquisition, disposition, financing or any similar transaction in the future.

16.	Commitments and Contingencies

Legal Matters
In the normal course of business both in the United States and abroad, the Company is a defendant in various lawsuits and legal proceedings which may result in adverse judgments, damages, fines or penalties and is subject to inquiries and investigations by various governmental and regulatory agencies concerning compliance with applicable laws and regulations. In view of the inherent difficulty of predicting the outcome of legal matters, we cannot state with confidence what the timing, eventual outcome, or eventual judgment, damages, fines, penalties or other impact of these pending matters will be. We believe, based on our current knowledge, that the outcome of the legal actions, proceedings and investigations currently pending should not have a material adverse effect on the Company’s financial condition.

17.	Related Party Transactions

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
The Notes bear interest at 8.5% for interest paid in cash and 9.25% for in-kind interest, “PIK”, by increasing the principal amount of the Notes by issuing new notes. Interest is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2015. The first semi-annual interest payment due must be paid in cash and was paid on February 2, 2015 in the amount of $18,322. The determination as to whether interest is paid in cash or PIK is determined based on restrictions in the Company’s borrowing agreements for payments to the Company’s parent. Interest paid in cash will be funded by the Company via a distribution to MHGE Parent. PIK may be paid either 0%, 50% or 100% of the amount of interest due, dependent on the amount of any restriction. The Notes are junior to the debt of all of the Company's subsidiaries, are not guaranteed by any of the parent company’s subsidiaries and are a contractual obligation of MHGE Parent.
On April 1, 2015, additional aggregate principal amount of $100,000 was issued under the same indenture, and part of the same series, as the outstanding $400,000 of the Notes previously issued by the Issuers. The proceeds from this

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

private offering were used to make a return of capital to the equity holders of MHGE Parent and pay certain related transaction costs and expenses.
Employee Loans
During the second quarter of 2013, the Company made unsecured loans to two employees in the amount of $175 for the employees to invest in the Company’s parent common stock. Interest was payable at the federal short-term rate under the Internal Revenue Code, and the loans and accrued interest were repayable in cash in full from any after tax long-term incentive award payments but in no case later than February 15, 2015. There was no outstanding balance as of March 31, 2015.
MHC Service Charges and Allocations & Transition Services
Effective January 1, 2013, in connection with the Transactions, MHGE Holdings, our wholly owned subsidiary, entered into transition services agreement with MHC, pursuant to which MHC provided MHGE Holdings and us with certain corporate services, including corporate accounting, treasury, global procurement and manufacturing, facilities, human resources and information technology during 2013. The transition services agreement with MHC ended during 2014. The expenses included in the consolidated financial statements were $1,170 for the three months ended March 31, 2014.
Payment of Acquisition Costs on Behalf of Parent
At the closing of the Founding Transactions MHGE Holdings paid $28,672 for costs related to the Founding Acquisition on behalf of Parent.
Reseller Agreement with MHSE
As disclosed in Note 4, the ALEKS Corporation entered into a reseller agreement with MHSE, which is a separate wholly owned subsidiary of our Parent, granting MHSE exclusive rights to sell ALEKS products in the K-12 market. MHSE paid $25,500 to ALEKS Corporation for the exclusivity provision, which is being recognized over five years and renewable for no additional fee after five years, and paid a royalty advance of $12,500. The royalty rate is 15% on net sales.
Quest Agreement

Leader’s Quest Ltd (“Quest”) is a UK-based non-profit enterprise at which Lindsay Levin is the founder and managing partner. Ms. Levin is the spouse of David Levin, who serves as our President and Chief Executive Officer. In 2014, the Company entered into an agreement with Quest pursuant to which Quest provided leadership workshops and other leadership training for twelve members of the Company’s executive leadership team. The Company paid Quest total fees of $133 in connection with the Quest agreement. In 2015, the Company entered into an agreement which Quest will provide additional leadership workshops and other leadership training for additional members of the Company’s leadership team. The Company will pay Quest total fees of $248 in connection with the agreement. As Quest is a non-profit enterprise, Ms. Levin does not stand to benefit financially from the transaction with the Company.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

18.	Supplemental Parent Company Equity Information

Parent Company equity is summarized as follows:

	Total Parent Company Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	$199,778	$23,490	$223,268
Comprehensive loss, net of tax	(12,851)	(686)	(13,537)
Capital contribution	42,500	—	42,500
Georgia Holdings shares for acquisition earn out	8,500	—	8,500
Acquisition of non-controlling interest	(4,815)	(22,635)	(27,450)
Stock-based compensation	7,288	—	7,288
Dividend on restricted stock units	(1,189)	—	(1,189)
Non-cash capital contribution	22,648	—	22,648
Dividends paid to non-controlling interests	—	(169)	(169)
Balance at December 31, 2014	$261,859	$—	$261,859
Comprehensive loss, net of tax	(59,325)	—	(59,325)
Stock-based compensation	2,464	—	2,464
Non-cash capital distribution	(17,867)	—	(17,867)
Dividend on restricted stock units	(412)	—	(412)
Balance at March 31, 2015	$186,719	$—	$186,719

19.	Subsequent Event

On May 4, 2015, the Company refinanced the term loan facility.  The revised terms reduce the applicable LIBOR margin from 4.75% to 3.75%.  The LIBOR floor remains at 1%.  All other terms remain unchanged.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited, in thousands, unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical information, this discussion contains forward-looking statements that are subject to risks and uncertainties including, but not limited to, those described in "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2014. Actual results may differ substantially from those contained in any forward-looking statements.
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

Our Business
Our three businesses are:

•
MHGE Higher Education: (63% of total revenue for the three months ended March 31, 2015) Provides post-secondary students and professors with high-quality adaptive digital learning solutions, eBooks, custom publishing solutions, and traditional printed textbook products.

•
MHGE Professional: (13% of total revenue for the three months ended March 31, 2015) Provides instructional content and subscription-based information services for professionals and the education/test prep communities when, where and through whichever medium they prefer.

•
MHGE International: (23% of total revenue for the three months ended March 31, 2015) Leverages our global scale, brand recognition and extensive product portfolio to serve educational and professional markets around the world.

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
Overall Operating Results
The following table sets forth certain historical consolidated financial information for the three months ended March 31, 2015 and March 31, 2014. The following table and discussion should be read in conjunction with the information contained in our historical consolidated financial statements and the notes thereto included elsewhere in this document. However, our historical results of operations set forth below and elsewhere in this document may not necessarily reflect what would have occurred if we had been a separate, stand-alone entity during the periods presented or what will occur in the future.

	Three Months Ended March 31,

	2015	2014
Revenue	$199,814	$204,571
Cost of goods sold	55,459	53,820
Gross profit	144,355	150,751
Operating expenses
Operating & administration expenses	147,031	168,201
Depreciation	6,884	5,000
Amortization of intangibles	23,395	25,649
Transaction related expenses	—	2,565
Total operating expenses	177,310	201,415
Operating (loss) income	(32,955)	(50,664)
Interest expense (income), net	34,481	44,319
Other (income) expense	(1,275)	(8,604)
(Loss) income from operations before taxes on income	(66,161)	(86,379)
Income tax (benefit) provision	(21,873)	(29,092)
Net (loss) income	(44,288)	(57,287)
Less: net (income) loss attributable to noncontrolling interests	—	118
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(44,288)	$(57,169)

Revenue
Revenue for the three months ended March 31, 2015 and March 31, 2014 was $199,814 and $204,571, respectively, a decrease of $4,757 or 2%. The decrease from 2014 to 2015 was primarily due to a decrease in MHGE International revenue and Higher Education revenue, partially offset by purchase accounting adjustments to decrease reported revenue balances of $683 for the three months ended March 31, 2015 compared to the same adjustment of $1,336 made for the three months ended March 2014. Growth in digital sales of $13,351 and custom print sales of $2,782 was offset by decrease in traditional print sales of $21,567.
MHGE Higher Education
MHGE Higher Education revenue for the three months ended March 31, 2015 and March 31, 2014 was $126,228 and $128,101, respectively, a decrease of $1,873 or 1%. Decreases in MHGE Higher Education revenue were primarily due to decrease in traditional print sales of $15,850, partially offset by growth in both digital sales of $11,286 and custom print sales of $2,782. In addition, within our digital adaptive learning products, unique users for

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited, in thousands, unless otherwise indicated)

McGraw-Hill Connect and unique users of LearnSmart increased 13% and 29%, respectively, for the three months ended March 31, 2015 reflecting increased demand for both product lines.
MHGE Professional

MHGE Professional revenue for the three months ended March 31, 2015 and March 31, 2014 was $26,092 and $25,784, respectively, an increase of $308 or 1%. Growth in digital sales of $1,372 was partially offset by lower traditional print sales of $1,129.
 MHGE International
MHGE International revenue for the three months ended March 31, 2015 and March 31, 2014 was $44,692 and $49,057, respectively, a decrease of $4,365 or 9%. The decrease was primarily driven by unfavorable foreign exchange rates on revenue of $3,176 and $1,898 for the three months ended March 31, 2015 and March 31, 2014, respectively. This impact refers to constant currency comparisons estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. In addition, MHGE International has experienced continued market challenges in Latin America partially offset by stronger sales in Australia and traditional print sales decreased $5,741 partially offset by growth in digital sales of $693.
Cost of Goods Sold
Cost of goods sold for the three months ended March 31, 2015 and March 31, 2014 was $55,459, and $53,820, respectively. This increase of $1,639 in 2015 was primarily driven by higher royalties and higher direct charges due to platform spending partially offset by lower manufacturing cost due to lower print sales. As a percentage of revenue, cost of goods sold for the three months ended March 31, 2015 and March 31, 2014 were 28% and 26%, respectively. Manufacturing costs as a percentage of revenue for the three months ended March 31, 2015 and March 31, 2014 were 11% for both periods, while royalty expenses as a percentage of revenue for the three months ended March 31, 2015 and March 31, 2014 were 14% and 13%, respectively. The variance in the percentage for royalty expense is impacted by higher digital custom sales which carries a higher royalty rate.
Operating & Administration Expenses
Operating & administration expenses for the three months ended March 31, 2015 and March 31, 2014 were $147,031 and $168,201, respectively. The decrease of $21,170 in 2015 was primarily as a result of cost savings initiatives taken in 2014. As a percentage of revenue, operating & administration expenses for the three months ended March 31, 2015 and March 31, 2014 were 74% and 82%, respectively.

Depreciation & Amortization of Intangibles
Total depreciation and amortization expenses for the three months ended March 31, 2015 and March 31, 2014 were $30,279 and $30,649, respectively.
Transaction related expenses
Transaction related expenses for the three months ended March 31, 2014 were $2,565. There were no transaction related expenses in the three months ended March 31, 2015. These amounts represent the transaction costs associated with the Founding Acquisition which include external legal and consulting expenses.
Interest expense, net
Interest expenses, net, for the three months ended March 31, 2015 and March 31, 2014 were $34,481 and $44,319, respectively. Interest expense is primarily a result of the debt incurred to finance the Founding Acquisition. Interest expenses were favorably impacted by the voluntary principal payment of the term loan facility of $35,000 on March 24, 2014, and the refinancing of the term loan facility to the aggregate principal amount of $687,925 on March 24, 2014. In addition, the revised terms reduced the LIBOR floor from 1.25% to 1.0% and the applicable LIBOR margin from 7.75% to 4.75%. As discussed in Note 2 - The Founding Transactions to the combined consolidated financial

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited, in thousands, unless otherwise indicated)

statements, our Founding Acquisition was financed by borrowings consisting of an initial $810,000 6-year senior secured term loan credit facility, all of which was drawn at closing, $240,000 5-year senior secured revolving credit facility, of which $35,000 was drawn at closing, and an issuance of $800,000, 9.75% first-priority senior secured notes.
Provision for Taxes on Income
Taxes on income for the three ended March 31, 2015 and March 31, 2014 were benefits of $21,873 and $29,092, respectively. For the three months ended March 31, 2015 and March 31, 2014, the effective tax rate was 33.1% and 33.7%, respectively.
Non-GAAP Financial Measures
Net Income Reconciliation to EBITDA, Adjusted EBITDA and Post-Plate Adjusted Cash EBITDA
EBITDA, a measure used by management to assess operating performance, is defined as income from continuing operations plus interest, income taxes, depreciation and amortization, including amortization of prepublication costs (“plate investment”). Adjusted EBITDA is defined as EBITDA adjusted to exclude unusual items and other adjustments required or permitted in calculating covenant compliance under the indenture governing our senior secured notes and/or our senior secured credit facilities. Post-Plate Adjusted Cash EBITDA reflects the impact of cash spent for plate investment. Plate investment costs, reflecting the cost of developing education content, are capitalized and amortized. These costs are capitalized when the title is expected to generate probable future economic benefits and are amortized upon publication of the title over its estimated useful life of up to six years. Post-Plate Adjusted Cash EBITDA reflects EBITDA as defined in the First Lien Credit Agreement and the Bond Indenture.
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

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited, in thousands, unless otherwise indicated)

EBITDA, Adjusted EBITDA and Post-Plate Adjusted Cash EBITDA are calculated as follows:

	Three Months Ended March 31,		Year Ended December 31,	LTM March 31,

	2014	2015	2014	2015
Net income (loss)	$(57,287)	$(44,288)	$3,526	$16,525
Interest (income) expense, net	44,319	34,481	146,124	136,286
Provision for (benefit from) taxes on income	(29,092)	(21,873)	(11,447)	(4,228)
Depreciation, amortization and plate investment amortization	40,959	40,382	183,034	182,457
EBITDA	(1,101)	8,702	321,237	331,040
Deferred revenue (a)	(17,809)	(15,785)	10,875	12,899
Restructuring and cost savings implementation charges (b)	9,200	4,150	30,600	25,550
Sponsor fees (c)	875	875	3,500	3,500
Purchase accounting (d)	—	—	(2,600)	(2,600)
Transaction costs (e)	2,565	—	3,931	1,366
Acquisition costs (f)	2,410	—	2,833	423
Physical separation costs (g)	5,108	—	24,202	19,094
Other (h)	(3,743)	3,390	14,976	22,109
Adjusted EBITDA	(2,495)	1,332	409,554	413,381
Plate investment cash costs (i)	(9,220)	(9,052)	(50,263)	(50,095)
Post-Plate Adjusted Cash EBITDA	$(11,715)	$(7,720)	$359,291	$363,286

Notes:

(a)
We receive cash for certain digital products up front but recognize revenue over time. We record a liability for deferred revenue when we receive the cash. This adjustment represents the net effect of converting deferred revenues (inclusive of deferred royalties) on digital sales to a cash basis assuming the collection of all receivable balances. For the three months ended March 31, 2015, this adjustment was $16,468, and there was also purchase accounting adjustments that decreased reported revenues by $683.

(b)
Represents run-rate cost savings, non-recurring severance and other expenses associated with headcount reductions and other cost savings initiated in 2014 as part of our formal restructuring initiatives to create a flatter and more agile organization.

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

(e)	The amount represents the transaction costs associated with the acquisition of MHC's educational materials and learning solutions business on March 22, 2013.

(f)	The amount represents costs incurred for acquisitions subsequent to the Founding Acquisition for ALEKS and Area 9.

(g)	The amount represents costs incurred to physically separate our operations from MHC. These physical separation costs were incurred subsequent to the Founding Acquisition.

(h)
For the three months ended March 31, 2015, the amount represents (i) non-cash incentive compensation expense; and (ii) other adjustments permitted and/or required under the indentures governing MHGE's notes and the credit agreement governing MHGE's senior credit facilities. For the three months ended March 31, 2014, the amount represents (i) cash distributions to noncontrolling interest holders of $169; (ii) non-cash incentive compensation expense; (iii) elimination of non-cash gain of $7,329 in Area 9; and (iv) other adjustments permitted and/or required under the indentures governing MHGE's notes and the credit agreement governing MHGE's senior credit facilities.

(i)	Represents cash spent for plate investment during the period.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited, in thousands, unless otherwise indicated)

Debt and Liquidity
Historically, we have generated operating cash flows sufficient to fund our seasonal working capital, capital requirements, expenditure and financing requirements. We use our cash generated from operating activities for a variety of needs, including among others: working capital requirements, investments in plate investment, capital expenditures and strategic acquisitions.
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
Senior Facilities
In connection with the Founding Transactions, on March 22, 2013, MHGE Holdings, our wholly owned subsidiary, together with the Company, entered into the Senior Facilities, which is governed by a first lien credit agreement as amended and restated, with Credit Suisse AG, as administrative agent and the other agents and lenders, as parties thereto, that provided senior secured financing of up to $1,050,000, consisting of:

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

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited, in thousands, unless otherwise indicated)

payments were reduced from $2,025 to $1,720, maintaining the amortization rate at ¼ of 1% of the refinanced princial amount.

The interest rate on the borrowings under the Senior Facilities is based on LIBOR or Prime, plus an applicable margin. The interest rate at March 31, 2015 was 5.75% for the term loan facility and there were no borrowings outstanding under the revolving credit facility. The term loan facility and the revolving credit facility were issued at a discount of 3% and 2%, respectively. Debt issuance costs and the discount are amortized over the term of the respective facility using the effective interest method and are included in interest expense, net within the consolidated statements of operations. The amount of amortization included in interest expense, net was $3,137 and $2,497 for the three months ended March 31, 2015 and March 31, 2014, respectively.

The term loan facility requires quarterly amortization payments totaling 1% per annum of the original principal amount of the facility, with the balance payable on the final maturity date. The term loan facility also includes customary mandatory prepayments requirements based on certain events such as asset sales, debt issuances and defined levels of free cash flows.
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
The revolving credit facility includes a springing financial maintenance covenant that requires MHGE Holdings net first lien leverage ratio not to exceed 7.00 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to EBITDA, as defined in the First Lien Credit Agreement). The covenant will be tested quarterly when the revolving credit facility is more than 20% drawn (including outstanding letters of credit), beginning with the fiscal quarter ended June 30, 2013, and will be a condition to drawings under the revolving credit facility (including for new letters of credit) that would result in more than 20% drawn thereunder. As of March 31, 2015 the borrowings under the revolving credit facility were less than 20%, and so the covenant was not in effect.
Post-Plate Adjusted Cash EBITDA as presented earlier reflects EBITDA as defined in the First Lien Credit Agreement. Solely for the purpose of calculating the springing financial covenant, plate investments should be excluded from the calculation of EBITDA.
9.75% First-Priority Senior Secured Notes due 2021
In connection with the Founding Acquisition, on March 22, 2013, the Issuers issued $800,000 in principal amount of the Notes in a private placement. The Notes bear interest at a rate of 9.75% per annum, payable semi‑annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. The Notes were issued at a discount of 1.36%. Debt issuance costs and the discount are amortized to interest expense over the term of the Notes using the effective interest method and are included in interest expense, net within the consolidated statements of operations. The amount of amortization included in interest expense, net was $1,145 and $1,498 for the three months ended March 31, 2015 and March 31, 2014, respectively.
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

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited, in thousands, unless otherwise indicated)

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
Scheduled Principal Payments
The scheduled principal payments required under the terms of the Senior Facilities and the Notes as of March 31, 2015 were as follows:

March 31, 2015
2015 Q2 to Q4	5,160
2016	6,880
2017	6,880
2018	6,880
2019	653,525
2020 and beyond	800,000
1,479,325
Less: Current portion	6,880
$1,472,445

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
The Notes bear interest at 8.5% for interest paid in cash and 9.25% for in-kind interest, “PIK”, by increasing the principal amount of the Notes by issuing new notes. Interest is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2015. The first semi-annual interest payment due must be paid in cash and was paid on February 2, 2015 in the amount of $18,322. The determination as to whether interest is paid in cash or PIK is determined based on restrictions in the Company’s borrowing agreements for payments to the Company’s parent. Interest paid in cash will be funded by the Company via a distribution to MHGE Parent. PIK may be paid either 0%, 50% or 100% of the amount of interest due, dependent on the amount of any restriction. The Notes are junior to the debt of all of the Company's subsidiaries, are not guaranteed by any of the parent company’s subsidiaries and are a contractual obligation of MHGE Parent.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited, in thousands, unless otherwise indicated)

On April 1, 2015, additional aggregate principal amount of $100,000 was issued under the same indenture, and part of the same series, as the outstanding $400,000 of the Notes previously issued by the Issuers. The proceeds from this private offering were used to make a return of capital to the equity holders of MHGE Parent and pay certain related transaction costs and expenses.
Cash Flows
Cash and cash equivalents were $125,315 and $232,098 as of March 31, 2015 and December 31, 2014, respectively.
Cash flows from operating, investing and financing activities are presented in the following table:

	Three Months Ended March 31,

	2015	2014
Cash flows from operating activities	$(85,734)	$(29,536)
Cash flows from investing activities	(17,335)	(29,479)
Cash flows from financing activities	(1,720)	(36,889)
Net cash flows from operating activities consist of profit after tax, adjusted for changes in net working capital and non-cash items such as depreciation, amortization and write-offs, and movements in provisions and pensions. For the three months ended March 31, 2015 and March 31, 2014, respectively:

•
Cash flows used for operating activities in the three months ended March 31, 2015 and March 31, 2014 was $85,734 and $29,536, respectively. The cash provided by operating activities decreased as a result of lower contributions from working capital due to the timing of vendor payments.

•
Cash flows used for investing activities in the three months ended March 31, 2015, was $17,335, primarily reflected capital expenditure of $8,372 mainly on technology projects as well as prepublication investment of $9,052. Cash flows used in investing activities three months ended March 31, 2014 was $29,479, primarily reflected payments of $28,044 for Area 9 acquisition.

•
Cash flows used for financing activities in the three months ended March 31, 2015, were $1,720 reflected payment of term loan. Cash flows used in financing activities for the three months ended March 31, 2014 was $36,889, primarily as a result of payment of term loan of $36,720.

Capital Expenditure and Plate Investment
Part of our plan for growth and stability includes disciplined capital expenditures and plate investment.
An important component of our cash flow generation is our prepublication efficiency. We have been focused on optimizing our plate investment to generate content that can be leveraged across our full range of products, maximizing long-term return on investment. Plate investments, principally external preparation costs, are amortized from the year of publication over their estimated useful lives, one to six years, using either an accelerated or straight-line method. The majority of the programs are amortized using an accelerated methodology. We periodically evaluate the amortization methods, rates, remaining lives and recoverability of such costs. In evaluating recoverability, we consider our current assessment of the market place, industry trends, and the projected success of programs. Our plate investments were $9,052 and $9,220 for the three months ended March 31, 2015 and March 31, 2014, respectively.
Capital expenditures include purchases of property, plant and equipment and additions to technology projects. Capital expenditures were $8,372 and $868 for the three months ended March 31, 2015 and March 31, 2014, respectively.
Our planned capital expenditures and plate investments will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. Cash needed to finance

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited, in thousands, unless otherwise indicated)

investments and projects currently in progress, as well as additional investments being pursued, is expected to be made available from operating cash flows and our credit facilities. See Debt and Liquidity for further information.
Off-Balance Sheet Arrangements
As March 31, 2015, we did not have any relationships with uncombined entities, such as entities often referred to as specific purpose or variable interest entities where we are the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not exposed to any financial liquidity, market or credit risk that could arise if we had engaged in such relationships.
Contractual Obligations
The following table summarizes our significant contractual obligations and commercial commitments as of March 31, 2015, over the next several years that relate to our continuing operations:

	Payments due by Period
	Total	2015 Q2 - Q4	2016-2017	2018-2019	2020 and beyond
Long-term debt, including current portion (1)	$1,479,325	$5,160	$13,760	$660,405	$800,000
Interest on long-term debt (2)	666,602	108,679	235,270	205,653	117,000
(1) Amounts shown include principal on Senior Facilities and the Note.
(2) Amounts shown include interest on Senior Facilities and the Note.

Item 3. Quantitative And Qualitative Disclosure About Market Risk
Foreign Exchange Risk
Our exposure to market risk includes changes in foreign exchange rates. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the United States dollar is the functional currency. Our principle currency exposures relate to the Australian Dollar, British Pound, Canadian Dollar, Euro, Mexican Peso and Singapore Dollar. From time to time, we may enter into hedging arrangements with respect to foreign currency exposures.
Interest Rate Risk
We have issued fixed and floating-rate debt and will be subject to variations in interest rates in respect of our floating-rate debt. Borrowings under our Senior Facilities will accrue interest at variable rates, and a 100 basis point increase in the LIBOR on our debt balances outstanding as of March 31, 2015 would increase our annual interest expense by $1,863. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.
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

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited, in thousands, unless otherwise indicated)

periods specified, and that information required to be filed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

This report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business both in the United States and abroad, the Company is a defendant in various lawsuits and legal proceedings which may result in adverse judgments, damages, fines or penalties and is subject to inquiries and investigations by various governmental and regulatory agencies concerning compliance with applicable laws and regulations. In view of the inherent difficulty of predicting the outcome of legal matters, we cannot state with confidence what the timing, eventual outcome, or eventual judgment, damages, fines, penalties or other impact of these pending matters will be. We believe, based on our current knowledge, that the outcome of the legal actions, proceedings and investigations currently pending should not have a material adverse effect on the Company’s financial condition.

Item 1A. Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. For more information regarding the risks regarding our business and industry, please see our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McGraw-Hill Global Education Intermediate Holdings, LLC (Registrant)
Date: May 13, 2015	/s/ PATRICK MILANO Patrick Milano Executive Vice President, Chief Financial Officer, Chief Administration Officer and Assistant Secretary

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document