Form 10-Q
period 2015-06-30
McGraw-Hill Global Education Intermediate Holdings, LLC
filed 2015-08-13
CIK 1585002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Statements of Operations
(Unaudited; dollars in thousands)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014

Revenue	$250,926	$251,745
Cost of goods sold	74,428	71,184
Gross profit	176,498	180,561
Operating expenses
Operating & administration expenses	138,989	153,736
Depreciation	5,657	3,911
Amortization of intangibles	23,253	31,097
Transaction costs	—	856
Total operating expenses	167,899	189,600
Operating (loss) income	8,599	(9,039)
Interest expense (income), net	31,816	35,827
Other (income) expense	(6,054)	(1,275)
(Loss) income from operations before taxes on income	(17,163)	(43,591)
Income tax (benefit) provision	(3,997)	10,153
Net (loss) income	(13,166)	(53,744)
Less: Net (income) loss attributable to noncontrolling interests	—	181
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(13,166)	$(53,563)

See accompanying notes to the unaudited consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Statements of Operations
(Unaudited; dollars in thousands)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Revenue	$450,740	$456,316
Cost of goods sold	129,887	125,004
Gross profit	320,853	331,312
Operating expenses
Operating & administration expenses	286,020	321,937
Depreciation	12,541	8,911
Amortization of intangibles	46,648	56,746
Transaction costs	—	3,421
Total operating expenses	345,209	391,015
Operating (loss) income	(24,356)	(59,703)
Interest expense (income), net	66,297	80,146
Other (income) expense	(7,329)	(9,879)
(Loss) income from operations before taxes on income	(83,324)	(129,970)
Income tax (benefit) provision	(25,870)	(18,939)
Net (loss) income	(57,454)	(111,031)
Less: Net (income) loss attributable to noncontrolling interests	—	299
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(57,454)	$(110,732)

See accompanying notes to the unaudited consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited; dollars in thousands)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014

Net (loss) income	$(13,166)	$(53,744)
Other comprehensive (loss) income:
Foreign currency translation adjustment	9,999	10,046
Comprehensive (loss) income	(3,167)	(43,698)
Less: Comprehensive (income) loss attributable to noncontrolling interest	—	181
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(3,167)	$(43,517)

See accompanying notes to the unaudited consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited; dollars in thousands)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net (loss) income	$(57,454)	$(111,031)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(5,038)	9,196
Unrealized gain on investments, net of tax of $0 and $49 for the six months ended June 30, 2015 and June 30, 2014, respectively	—	78
Comprehensive (loss) income	(62,492)	(101,757)
Less: Comprehensive (income) loss attributable to noncontrolling interest	—	299
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(62,492)	$(101,458)

See accompanying notes to the unaudited consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	June 30, 2015	December 31, 2014

	(Unaudited)
Current assets
Cash and equivalents	$46,617	$232,098
Accounts receivable, net of allowance for doubtful accounts of $11,067 and $13,957 and sales returns of $120,439 and $181,927 at June 30, 2015 and December 31, 2014, respectively	115,174	204,072
Due from related party	17,006	—
Inventories, net	77,231	76,992
Deferred income taxes	31,185	31,538
Prepaid and other current assets	50,570	30,710
Total current assets	337,783	575,410
Prepublication costs, net	79,347	80,980
Property, plant and equipment, net	91,207	91,926
Goodwill	474,909	477,324
Other intangible assets, net	857,591	906,665
Investments	554	9,219
Deferred income taxes non-current	72,088	43,440
Other non-current assets	109,514	101,510
Total assets	$2,022,993	$2,286,474
Liabilities and equity
Current liabilities
Accounts payable	113,318	$130,465
Accrued royalties	34,473	101,827
Accrued compensation and contributions to retirement plans	25,187	66,243
Deferred revenue	87,835	124,551
Current portion of long-term debt	6,792	6,880
Due to related parties	—	889
Other current liabilities	92,043	89,160
Total current liabilities	359,648	520,015
Long-term debt	1,446,389	1,447,473
Deferred income taxes	7,651	8,288
Other non-current liabilities	45,712	48,839
Total liabilities	1,859,400	2,024,615
Commitments and contingencies
Equity
Member's equity	335,107	370,881
Accumulated deficit	(139,591)	(82,137)
Accumulated other comprehensive loss	(31,923)	(26,885)
Total equity	163,593	261,859
Total liabilities and equity	$2,022,993	$2,286,474
See accompanying notes to the unaudited consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Operating activities
Net (loss) income including noncontrolling interests	$(57,454)	$(111,031)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities
Depreciation (including amortization of technology projects)	12,541	8,911
Amortization of intangibles	46,648	56,746
Amortization of prepublication costs	19,127	20,718
Provision for losses on accounts receivable	1,283	34
Deferred income taxes	(29,285)	(18,977)
Stock-based compensation	4,137	3,549
Amortization of debt discount	2,572	2,707
Amortization of deferred financing costs	4,541	6,157
Restructuring charges	1,787	8,417
Other	6,272	5,091
Changes in operating assets and liabilities, net of the effect of acquisitions
Accounts receivable	85,600	96,960
Due to/from related party	(18,162)	23,017
Inventories	(5,990)	(19,653)
Prepaid and other current assets	(17,524)	2,252
Accounts payable and accrued expenses	(123,683)	(130,511)
Deferred revenue	(36,450)	(34,287)
Other current liabilities	2,534	(9,224)
Net change in prepaid and accrued income taxes	(4,022)	(6,760)
Net change in operating assets and liabilities	(7,127)	3,785
Cash provided by (used for) operating activities	(112,655)	(92,099)
Investing activities
Investment in prepublication costs	(18,192)	(22,275)
Capital expenditures	(22,115)	(5,389)
Acquisitions	—	(55,494)
Proceeds from sale of investments	12,500	3,250
Proceeds from dispositions	103	8,768
Cash provided by (used for) investing activities	(27,704)	(71,140)
Financing activities
Payment of term loan	(3,744)	(38,440)
Dividend payment to MHGE Parent	(39,822)	—
Dividends paid to noncontrolling interests	—	(169)
Dividend on restricted stock units	(300)	—
Cash provided by (used for) financing activities	(43,866)	(38,609)
Effect of exchange rate changes on cash	(1,256)	680
Net change in cash and cash equivalents	(185,481)	(201,168)
Cash and cash equivalents at the beginning of the period	232,098	253,390
Cash and cash equivalents, ending balance	$46,617	$52,222
Supplemental disclosures
Interest expense paid	58,189	65,406
Income taxes paid	3,487	6,026
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
On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, inventories, prepublication costs, accounting for the impairment

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

of long-lived assets (including other intangible assets), goodwill and indefinite-lived intangible assets, stock-based compensation, restructuring, income taxes and contingencies. Management further considered the accounting policy with regard to the purchase price allocation to assets and liabilities to be critical. This accounting policy, as more fully described in Note 3, encompasses significant judgments and estimates used in the preparation of these financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include ordinary bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of money market funds with unrestricted daily liquidity and fixed term time deposits. The balance also includes cash that is held by the Company outside the United States to fund international operations or to be reinvested outside of the United States. The investments and bank deposits are stated at cost, which approximates market value and were $46,617 and $232,098 as of June 30, 2015 and December 31, 2014, respectively. These investments are not subject to significant market risk.
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
Concentration of Credit Risk
As of June 30, 2015 and December 31, 2014, two customers comprised approximately 28% and 31% of the gross accounts receivable balance, respectively, which is reflective of concentration in our industry.
For the three months ended June 30, 2015, the Company had two customers that accounted for 12% and 10% of our gross revenues. For the three months ended June 30, 2014, the Company had two customers that accounted for 11% and 10% of our gross revenues. For the six months ended June 30, 2015, the Company had one customer that accounted for 10% of our gross revenues. The Company had no single customer that accounted for more than 10% of our gross revenues for the six months ended June 30, 2014. These customers were included within the Higher Education and Professional revenues, respectively. The loss of, or any reduction in sales from, a significant customer or deterioration in their ability to pay could harm our business and financial results.
Inventories
Inventories, consisting principally of books, are stated at the lower of cost (first-in, first-out) or market value. The majority of our inventories relate to finished goods. A significant estimate, the reserve for inventory obsolescence, is reflected in operating and administration expenses. In determining this reserve, we consider management’s current assessment of the marketplace, industry trends and projected product demand as compared to the number of units currently on hand. The reserves for inventory obsolescence were $38,111 and $38,893 as of June 30, 2015 and December 31, 2014, respectively.

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

Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation as of June 30, 2015 and December 31, 2014. Depreciation and amortization are recorded on a straight-line basis, over the assets’ estimated useful lives. Buildings have an estimated useful life, for purposes of depreciation, of twenty-eight years. Furniture, fixtures and equipment are depreciated over periods not exceeding seven years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives.
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
Deferred Technology Costs
We capitalize certain software development and website implementation costs. Capitalized costs only include incremental, direct costs of materials and services incurred to develop the software after the preliminary project stage is completed, funding has been committed and it is probable that the project will be completed and used to perform the function intended. Incremental costs are expenditures that are out-of-pocket to us and are not part of an allocation or existing expense base. Software development and website implementation costs are expensed as incurred during the preliminary project stage. Capitalized costs are amortized from the year the software is ready for its intended use over its estimated useful life, three to seven years, using the straight-line method. Periodically, we evaluate the amortization methods, remaining lives and recoverability of such costs. Capitalized software development and website implementation costs are included in other non-current assets in the consolidated balance sheets and are presented net of accumulated amortization. Gross deferred technology costs were $56,559 and $42,030 as of June 30, 2015 and December 31, 2014 , respectively. Accumulated amortization of deferred technology costs were $16,846 and $12,433 as of June 30, 2015 and December 31, 2014.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Accounting for the Impairment of Long-Lived Assets (Including Other Intangible Assets)
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to current forecasts of undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets held for sale are written down to fair value, less cost to sell. Fair value is determined based on market evidence, discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. There were no impairments of long-lived assets for the three and six months ended June 30, 2015 and June 30, 2014, respectively.
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
If the fair value of the reporting units or indefinite-lived intangible assets are less than their carrying value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill or indefinite-lived intangible assets to the carrying value. The fair value of the goodwill or indefinite-lived intangible assets is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit or carrying value of the indefinite-lived intangible asset. If the implied fair value of the goodwill or indefinite-lived intangible assets is less than the carrying value, the difference is recognized as an impairment charge. Significant judgments inherent in this analysis include estimating the amount and timing of future cash flows and the selection of appropriate discount rates, royalty rate and long-term growth rate assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit and indefinite-lived intangible asset and for some of the reporting units and indefinite-lived

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

intangible assets could result in an impairment charge, which could be material to our financial position and results of operations. There were no impairments of goodwill and indefinite-lived intangible assets for the three and six months ended June 30, 2015 and June 30, 2014, respectively.
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
In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. Entities must adopt the new guidance using one of two retrospective application methods. On April 29, 2015, the FASB issued an exposure draft to defer the effective date by one year. Pending finalization, this guidance is effective for the Company in the first quarter of 2017 and early application is permitted. The Company is currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

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
Amortization expense of $20,369 and $31,826 was recorded in the three months ended June 30, 2015 and June 30, 2014, respectively. Amortization expense of $41,119 and $51,238 was recorded in the six months ended June 30, 2015 and June 30, 2014, respectively.
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
Amortization expense of $1,397 and $1,143 was recorded in the three months ended June 30, 2015 and June 30, 2014, respectively. Amortization expense of $2,794 and $4,070 was recorded in the six months ended June 30, 2015 and June 30, 2014, respectively.

5.	Area 9 Acquisition

On February 6, 2014 the Company acquired the remaining 80% that it did not already own of Area 9, a Danish Company and developer of adaptive learning technology for the higher education market for total consideration of $78,049. Prior to the acquisition, the Company had a long-term royalty-based relationship with Area 9. The Company had purchased the other 20% stake in Area 9 in January 2013. Consideration for the acquisition of the remaining 80% was $29,003 in cash at closing, with the remainder in shares of Georgia Holdings preferred stock, including shares held in escrow, and shares subject to an earn-out based on several financial measures which we expect to be met and therefore all earn out shares have been valued in member's equity. The tranche of shares to be earned in 2014 were fully earned.

Pursuant to the purchase agreement, consulting payments are due to the founders of Area 9 of $9,800 for a designated project and deliverable, of which $2,700 is contingent upon a successful completion of a project deliverable and $5,000 expense reimbursement over a four year period. These costs are expensed as incurred.

There is a gain of $7,329, for the six months ended June 30, 2014, in other income reflecting a fair value adjustment based on the purchase price of the additional 80% interest on the original 20% stake which fair value is $15,866, making the total transaction value equal to $93,915. The Company determined the acquisition date fair value of the previously held equity interest in Area 9 using the income approach, including consideration of a control premium, which requires the Company to make estimates and assumptions regarding future cash flows. The Company has finalized the determination of the fair values of the assets acquired and liabilities assumed upon acquisition. On July 18, 2014, the working capital adjustment was finalized and the Company's payment for the working capital adjustment was $959.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Tangible assets	$1,969
Identifiable intangible assets	44,800
Other liabilities	(7,609)
Goodwill	54,755
Purchase price	$93,915
Residual goodwill consists primarily of intangible assets related to the knowhow and design of the Company’s products that do not qualify for separate recognition as well as assembled work force. The amount of goodwill is not considered deductible for tax purposes.
The fair values of the acquired intangible assets will be amortized on a straight-line basis over their useful lives of four and seven years, which is consistent with the estimated useful life considerations used in determining their fair values. Amortization expense of $1,334 and $1,722 was recorded in the three months ended June 30, 2015 and June 30, 2014, respectively. Amortization expense of $2,559 and $2,870 was recorded in the six months ended June 30, 2015 and June 30, 2014, respectively.

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

7.	Inventories

Inventories consist of the following:

	As of
	June 30, 2015	December 31, 2014
Raw materials	$1,935	$1,160
Work-in-progress	2,529	3,380
Finished goods	110,878	111,345
	115,342	115,885
Reserves	(38,111)	(38,893)
Inventories, net	$77,231	$76,992

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

8.	Debt

Long-term debt consisted of the following:

	As of
	June 30, 2015	December 31, 2014
Term loan facility	$661,847	$663,555
Notes	791,334	790,798
Less current portion of long term debt	(6,792)	(6,880)
Long Term Debt (1)	$1,446,389	$1,447,473

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

•
the revolving credit facility in an aggregate principal amount of up to $240,000 with a maturity of five years, including both a letter of credit sub-facility and a swingline loan sub-facility. The amount available under the revolving credit facility at June 30, 2015 was $240,000.

On May 4, 2015, the Company made a voluntary principal payment of $326 and refinanced the term loan facility in the aggregate principal of $679,000. The revised terms reduce the applicable LIBOR margin from 4.75% to 3.75%.  The LIBOR floor remains at 1%.  All other terms remain unchanged. Quarterly principal payments were reduced from $1,720 to $1,698, maintaining the amortization rate at ¼ of 1% of the refinanced principal amount.

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

The interest rate on the borrowings under the Senior Facilities is based on LIBOR or Prime, plus an applicable margin. The interest rate was 4.75% at June 30, 2015 for the term loan facility and there were no outstanding borrowings under the revolving credit facility. The term loan facility and the revolving credit facility were issued at a discount of 3% and 2%, respectively. Debt issuance costs and the discount are amortized over the term of the respective facility using the effective interest method and are included in interest expense, net within the consolidated statements of operations. The amount of amortization included in interest expense, net was $1,623 and $3,371 for the three months ended June 30, 2015 and June 30, 2014, respectively. The amount of amortization included in interest expense, net was $4,760 and $5,868 for the six months ended June 30, 2015 and June 30, 2014, respectively.
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
The revolving credit facility includes a springing financial maintenance covenant that requires MHGE Holdings net first lien leverage ratio not to exceed 7.00 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to EBITDA, as defined in the First Lien Credit Agreement, of MHGE Holdings and its consolidated subsidiaries). The covenant will be tested quarterly when the revolving credit facility is more than 20% drawn (including outstanding letters of credit), beginning with the fiscal quarter ended June 30, 2013, and will be a condition to drawings under the revolving credit facility (including for new letters of credit) that would result in more than 20% drawn thereunder. As of June 30, 2015, the borrowings under the revolving credit facility were less than 20%, and so the covenant was not in effect.
Post-Plate Adjusted EBITDA reflects EBITDA as defined in the First Lien Credit Agreement. Solely for the purpose of calculating the springing financial covenant, plate investments should be excluded from the calculation of EBITDA.

The fair value of the term loan facility was approximately $677,301 and $677,640 as of June 30, 2015 and December 31, 2014, respectively. The Company estimates the fair value of the term loan facility utilizing the market quotations for debt that have quoted prices in active markets. Since the term loan facility does not trade of a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, based on fair value hierarchy established in accordance with authoritative guidance for fair value measurements (Level 2).

9.75% First-Priority Senior Secured Notes due 2021
In connection with the Founding Acquisition, on March 22, 2013, the Issuers issued $800,000 in principal amount of the Notes in a private placement. The Notes bear interest at a rate of 9.75% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. The Notes were issued at a discount of 1.36%. Debt issuance costs and the discount are amortized over the term of the Notes using the effective interest method and are included in interest expense, net within the consolidated statements of operations. The amount of amortization included in interest expense, net was $1,208 and $1,498 for the three months ended June 30, 2015 and June 30, 2014, respectively. The amount of amortization included in interest expense, net was $2,353 and $2,996 for the six months ended June 30, 2015 and June 30, 2014, respectively.
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

The fair value of the Notes was approximately $880,000 and $890,000 as of June 30, 2015 and December 31, 2014, respectively. The Company estimates the fair value of its Notes based on trades in the market. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).
Scheduled principal Payments
The scheduled principal payments required under the terms of the Senior Facilities and the Notes as of June 30, 2015 were as follows:

June 30, 2015
2015 Q3 to Q4	$3,396
2016	6,792
2017	6,792
2018	6,792
2019	653,529
2020 and beyond	800,000
1,477,301
Less: Current portion	6,792
$1,470,509

9.	Segment Reporting

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

Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by Post-Plate Adjusted Cash EBITDA. As such, segment assets are not disclosed in the notes to the accompanying consolidated financial statements. The following tables set forth information about the Company’s operations by its four segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash Revenues:
MHGE Higher Education	$124,868	$114,359	$243,849	229,441
MHGE Professional	29,996	33,451	52,075	56,994
MHGE International	73,603	79,143	116,572	$127,280
Total Cash Revenues (1)	228,467	226,953	412,496	413,715
Change in deferred revenue	22,459	24,792	38,244	42,601
Total Consolidated Revenue	$250,926	$251,745	$450,740	$456,316
(1) The elimination of inter-segment revenues was not significant to the revenues of any one segment.

Segment Post-Plate Adjusted Cash EBITDA:
MHGE Higher Education	$10,885	$(1,007)	$11,350	(3,449)
MHGE Professional	8,080	10,507	8,841	13,036
MHGE International	5,597	7,938	(3,936)	(3,752)
MHGE Other	(380)	(2,101)	207	(2,213)
Total Segment Post-Plate Adjusted Cash EBITDA	$24,182	$15,337	$16,462	$3,622

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Reconciliation of Segment Post-Plate Adjusted Cash EBITDA to the consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Total Segment Post-Plate Adjusted Cash EBITDA	$24,182	$15,337	$16,462	$3,622
Interest (expense) income, net	(31,816)	(35,827)	(66,297)	(80,146)
Benefit (provision) for taxes on income	3,997	(10,153)	25,870	18,939
Depreciation, amortization and plate investment amortization	(37,934)	(45,416)	(78,316)	(86,375)
Deferred revenue	22,459	24,792	38,244	42,601
Restructuring and cost savings implementation charges	(5,472)	(5,090)	(9,622)	(14,290)
Sponsor fees	(875)	(875)	(1,750)	(1,750)
Purchase accounting	—	2,600	—	2,600
Transaction costs	—	(856)	—	(3,421)
Acquisition costs	—	(240)	—	(2,650)
Physical separation costs	—	(5,836)	—	(10,944)
Other	3,153	(5,235)	(237)	(1,492)
Plate investment cash costs	9,140	13,055	18,192	22,275
Net (loss) income	(13,166)	(53,744)	(57,454)	(111,031)
Less: Net (income) loss attributable to noncontrolling interests	—	181	—	299
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(13,166)	$(53,563)	$(57,454)	$(110,732)

The following is a schedule of revenue and long-lived assets by geographic region:

	Revenue (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$174,415	$169,599	$325,299	$322,090
International	76,511	82,146	125,441	134,226
Total	$250,926	$251,745	$450,740	$456,316

	Long -lived Assets (2)
	As of
	June 30, 2015	December 31, 2014
United States	$200,432	$191,745
International	19,077	19,667
Total	$219,509	$211,412

(1)	Revenues are attributed to a geographic region based on the location of customer.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

(2)	Reflects total assets less current assets, goodwill, intangible assets, investments, deferred financing costs and non-current deferred tax assets.

10.	Taxes on Income

For the three months ended June 30, 2015 and June 30, 2014, the effective tax rate was 23.3% and (23.3)%, respectively. For the six months ended June 30, 2015 and June 30, 2014, the effective tax rate was 31.0% and 14.6%, respectively. The difference between the rates in 2015 was primarily due to the sensitivity of the interim provision to changes in jurisdictional mix of forecasted annual income and losses and the seasonality of the business.  The business generates a relatively small loss for the quarter ending June 30, 2015, against which to absorb any rate variations to adjust the provision for the six month period.
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
As of June 30, 2015 and December 31, 2014, the total amount of federal, state and local, and foreign unrecognized tax benefits was $861 and $1,164, respectively, exclusive of interest and penalties, substantially all of which, if recognized, would impact the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. In addition to the unrecognized tax benefits, as of June 30, 2015 and December 31, 2014, we had $1,193 and $1,158, respectively, of accrued interest and penalties associated with uncertain tax positions.
Under the terms of the Founding Acquisition, MHC is contractually liable for income tax assessments for Predecessor periods through March 22, 2013. An indemnification receivable from MHC of $1,831 and $1,825 has been recorded in non-current assets as of June 30, 2015 and December 31, 2014, respectively, for the unrecognized tax benefit, interest, and penalties related to controlled foreign corporations as taxpayers of record.

11.	Employee Benefits

Defined Contribution Plans
A majority of employees of the Company are participants in voluntary 401(k) plans sponsored by the Company under which the Company may match employee contributions up to certain levels of compensation.

12.	Stock-Based Compensation

In the quarter ended June 30, 2013, Georgia Holdings, Inc., adopted the Management Equity Plan whereby Georgia Holdings, Inc., the parent of our Parent, can issue stock options, restricted stock, restricted stock units, and other equity based awards. As of June 30, 2015, the Board of Directors of Georgia Holdings, Inc. has authorized up to 1,033,939 shares under the plan.
In the three months ended June 30, 2015 and June 30, 2014, the Company issued 51,000 and 75,726 Georgia Holdings, Inc. stock options to employees of the Company, respectively. Stock options may not be granted at a price less than the fair market value of common stock on the grant date. The options terminate on the earliest of the tenth year from the date of the grant or other committee action, as defined in the plan documents. As of June 30, 2015, the weighted average grant date fair value of outstanding options were $68.51. We use a Black-Scholes closed form option pricing model to estimate the fair value of options granted.

The options vest over five years with 50% vesting on cumulative financial performance measures in the Plan and the remaining 50% vest evenly over five years, in each case subject to continued service.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Stock-based compensation for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock option expense	$885	$1,017	$2,387	$2,404
Restricted stock and unit awards expense	788	839	1,750	1,145
Total stock-based compensation expense	$1,673	$1,856	$4,137	$3,549
As of June 30, 2015 and June 30, 2014 there was approximately $13,998 and $19,420, respectively, of total unrecognized compensation costs related to non-vested stock-based employee compensation arrangements granted under the Management Equity Plan. The Company expects to recognize those costs over a weighted average period of 3.5 years.

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
Beginning in the fourth quarter of 2013, the Company initiated restructuring plans across several of its business units to review its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance.
The following table summarizes restructuring information by reporting segment:

	MHGE Higher Education	MHGE Professional	MHGE International	MHGE Other	Total
Balance at December 31, 2014	$11,218	$1,490	$5,864	$—	$18,572
Charges:
Employee severance and other personal benefits	1,112	—	675	—	1,787
Lease termination costs	—	—	1,515	—	1,515
Payments:
Employee severance and other personal benefits	(7,407)	(1,212)	(4,566)	—	(13,185)
Lease termination costs	—	—	(1,515)	—	(1,515)
Balance at June 30, 2015	$4,923	$278	$1,973	$—	$7,174
The Company expects to utilize the remaining reserves of $7,174 in 2015.

14.	Guarantor Financial Information
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
The following consolidated financial statements are presented for the information of the holders of the Notes and present the consolidated balance sheets as of June 30, 2015 and December 31, 2014, the consolidated statements of operations for the three and six months ended June 30, 2015 and June 30, 2014 and the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and June 30, 2014 of the Company. The consolidated financial statements present MHGE Intermediate, which is a Guarantor of the Notes, the Guarantor subsidiaries of MHGE Intermediate, the Non-Guarantor subsidiaries of MHGE Intermediate and the elimination entries necessary to combine and consolidate MHGE Intermediate with the Guarantor and Non-Guarantor subsidiaries.
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

	Three Months Ended June 30, 2015
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$176,870	$74,056	$—	$250,926
Cost of goods sold	—	40,726	33,702	—	74,428
Gross profit	—	136,144	40,354	—	176,498
Operating expenses
Operating & administration expenses	875	96,642	41,816	(344)	138,989
Depreciation	—	5,605	52	—	5,657
Amortization of intangibles	—	21,461	1,792	—	23,253
Total operating expenses	875	123,708	43,660	(344)	167,899
Operating (loss) income	(875)	12,436	(3,306)	344	8,599
Interest expense (income), net	31,941	—	(125)	—	31,816
Equity in (income) loss of subsidiaries	(15,653)	—	—	15,653	—
Other (income)	—	(1,275)	(4,779)	—	(6,054)
Income (Loss) from operations before taxes on income	(17,163)	13,711	1,598	(15,309)	(17,163)
Income tax (benefit) provision	(3,997)	3,112	(1,108)	(2,004)	(3,997)
Net (loss) income	$(13,166)	$10,599	$2,706	$(13,305)	$(13,166)
Comprehensive (loss) income	$(13,166)	$10,599	$12,705	$(13,305)	$(3,167)

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Three Months Ended June 30, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$171,940	$79,805	$—	$251,745
Cost of goods sold	—	39,351	31,833	—	71,184
Gross profit	—	132,589	47,972	—	180,561
Operating expenses
Operating & administration expenses	875	110,819	43,566	(1,524)	153,736
Depreciation	—	2,805	1,106	—	3,911
Amortization of intangibles	—	40,986	(9,889)	—	31,097
Transaction costs	856	—	—	—	856
Total operating expenses	1,731	154,610	34,783	(1,524)	189,600
Operating (loss) income	(1,731)	(22,021)	13,189	1,524	(9,039)
Interest expense (income), net	35,910	—	(83)	—	35,827
Equity in (income) loss of subsidiaries	5,769	—	—	(5,769)	—
Other (income)	—	(1,275)	—	—	(1,275)
(Loss) income from operations before taxes on income	(43,410)	(20,746)	13,272	7,293	(43,591)
Income tax (benefit) provision	10,153	2,892	4,101	(6,993)	10,153
Net (loss) income	(53,563)	(23,638)	9,171	14,286	(53,744)
Less: Net (income) loss attributable to noncontrolling interests	—	—	181	—	181
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(53,563)	$(23,638)	$9,352	$14,286	$(53,563)
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(53,563)	$(23,638)	$19,398	$14,286	$(43,517)

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Six Months Ended June 30, 2015
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$331,992	$118,748	$—	$450,740
Cost of goods sold	—	76,844	53,043	—	129,887
Gross profit	—	255,148	65,705	—	320,853
Operating expenses
Operating & administration expenses	1,750	202,395	82,165	(290)	286,020
Depreciation	—	12,489	52	—	12,541
Amortization of intangibles	—	43,299	3,349	—	46,648
Total operating expenses	1,750	258,183	85,566	(290)	345,209
Operating (loss) income	(1,750)	(3,035)	(19,861)	290	(24,356)
Interest expense (income), net	65,814	—	483	—	66,297
Equity in (income) loss of subsidiaries	15,760	—	—	(15,760)	—
Other (income)	—	(2,550)	(4,779)	—	(7,329)
Income (Loss) from operations before taxes on income	(83,324)	(485)	(15,565)	16,050	(83,324)
Income tax (benefit) provision	(25,870)	(617)	(5,603)	6,220	(25,870)
Net (loss) income	$(57,454)	$132	$(9,962)	$9,830	$(57,454)
Comprehensive (loss) income	$(57,454)	$132	$(15,000)	$9,830	$(62,492)

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Six Months Ended June 30, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$327,458	$128,858	$—	$456,316
Cost of goods sold	—	71,382	53,622	—	125,004
Gross profit	—	256,076	75,236	—	331,312
Operating expenses
Operating & administration expenses	1,750	232,920	90,252	(2,985)	321,937
Depreciation	—	6,928	1,983	—	8,911
Amortization of intangibles	—	62,389	(5,643)	—	56,746
Transaction costs	3,421	—	—	—	3,421
Total operating expenses	5,171	302,237	86,592	(2,985)	391,015
Operating (loss) income	(5,171)	(46,161)	(11,356)	2,985	(59,703)
Interest expense (income), net	80,325	—	(179)	—	80,146
Equity in (income) loss of subsidiaries	44,175	—	—	(44,175)	—
Other (income)	—	(9,879)	—	—	(9,879)
(Loss) income from operations before taxes on income	(129,671)	(36,282)	(11,177)	47,160	(129,970)
Income tax (benefit) provision	(18,939)	(974)	(3,527)	4,501	(18,939)
Net (loss) income	(110,732)	(35,308)	(7,650)	42,659	(111,031)
Less: Net (income) loss attributable to noncontrolling interests	—	—	299	—	299
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(110,732)	$(35,308)	$(7,351)	$42,659	$(110,732)
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(110,732)	$(35,308)	$1,923	$42,659	$(101,458)

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	June 30, 2015
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
ASSETS
Current assets:
Cash and equivalents	$—	$354,759	$40,149	$(348,291)	46,617
Accounts receivable	—	46,352	68,822	—	115,174
Related party receivable	—	271,327	—	(254,321)	17,006
Inventories, net	—	48,648	28,293	290	77,231
Deferred income taxes	—	22,745	8,440	—	31,185
Prepaid and other current assets	102,199	26,621	20,447	(98,697)	50,570
Total current assets	102,199	770,452	166,151	(701,019)	337,783
Prepublication costs, net	—	63,542	15,805	—	79,347
Property, plant and equipment, net	—	89,511	1,696	—	91,207
Goodwill	—	425,135	49,774	—	474,909
Other intangible assets, net	—	799,816	57,775	—	857,591
Investments	1,826,281	102	72,370	(1,898,199)	554
Deferred income taxes non-current	—	70,928	1,160	—	72,088
Other non-current assets	60,559	47,379	1,576	—	109,514
Total assets	$1,989,039	$2,266,865	$366,307	$(2,599,218)	$2,022,993
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$351,791	$97,034	$12,784	$(348,291)	$113,318
Accrued royalties	—	25,749	8,724	—	34,473
Accrued compensation and contributions to retirement plans	—	15,731	9,456	—	25,187
Deferred revenue	—	82,779	5,056	—	87,835
Current portion of long-term debt	6,792	—	—	—	6,792
Related party	—	—	254,320	(254,320)	—
Other current liabilities	31,184	135,149	24,407	(98,697)	92,043
Total current liabilities	389,767	356,442	314,747	(701,308)	359,648
Long-term debt	1,446,389	—	—	—	1,446,389
Deferred income taxes	—	—	7,651	—	7,651
Other non-current liabilities	—	42,647	3,065	—	45,712
Total liabilities	1,836,156	399,089	325,463	(701,308)	1,859,400
Commitments and contingencies
Equity
Member's equity	292,474	1,766,898	86,642	(1,810,907)	335,107
Accumulated deficit	(139,591)	100,878	(13,875)	(87,003)	(139,591)
Accumulated other comprehensive loss	—	—	(31,923)	—	(31,923)
Total equity	152,883	1,867,776	40,844	(1,897,910)	163,593
Total liabilities and equity	$1,989,039	$2,266,865	$366,307	$(2,599,218)	$2,022,993

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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Six Months Ended June 30, 2015
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Operating activities
Cash provided by operating activities	$3,744	$(46,969)	$(5,395)	$(64,035)	$(112,655)
Investing activities
Investment in prepublication costs	—	(2,755)	(15,437)	—	(18,192)
Capital expenditures	—	(22,115)	—	—	(22,115)
Proceeds from sale of investment	—	—	12,500	—	12,500
Proceeds from dispositions	—	103	—	—	103
Cash used for investing activities	—	(24,767)	(2,937)	—	(27,704)
Financing activities
Payment of term loan	(3,744)	—	—	—	(3,744)
Dividend payment to MHGE Parent	—	(39,822)	—	—	(39,822)
Dividends on restricted stock unit	—	(300)	—	—	(300)
Cash provided by (used for) financing activities	(3,744)	(40,122)	—	—	(43,866)
Effect of exchange rate changes on cash	—	—	(1,256)	—	(1,256)
Net change in cash and cash equivalents	—	(111,858)	(9,588)	(64,035)	(185,481)
Cash and cash equivalents at the beginning of the period	—	466,617	49,737	(284,256)	232,098
Cash and cash equivalents, ending balance	$—	$354,759	$40,149	$(348,291)	$46,617

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Six Months Ended June 30, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Operating activities
Cash provided by operating activities	$38,440	$(57,394)	$26,937	$(100,082)	$(92,099)
Investing activities
Investment in prepublication costs	—	(16,999)	(5,276)	—	(22,275)
Capital expenditures	—	(4,192)	(1,197)	—	(5,389)
Acquisitions and investments	—	—	(55,494)	—	(55,494)
Proceeds from sale of investment	—	—	3,250	—	3,250
Proceeds from dispositions	—	115	8,653	—	8,768
Cash used for investing activities	—	(21,076)	(50,064)	—	(71,140)
Financing activities
Payment of term loan	(38,440)	—	—	—	(38,440)
Dividends paid to noncontrolling interests	—	—	(169)	—	(169)
Cash provided by (used for) financing activities	(38,440)	—	(169)	—	(38,609)
Effect of exchange rate changes on cash	—	—	680	—	680
Net change in cash and cash equivalents	—	(78,470)	(22,616)	(100,082)	(201,168)
Cash and cash equivalents at the beginning of the period	—	301,985	67,429	(116,024)	253,390
Cash and cash equivalents, ending balance	$—	$223,515	$44,813	$(216,106)	$52,222

15.	Transactions with Sponsors

In connection with the Founding Transactions, MHGE Holdings, our wholly owned subsidiary, entered into a management fee agreement with Apollo Management VII, L. P. (the “Advisor”), an affiliate of our Sponsor pursuant to which the Advisor will provide management consulting services to Parent and its direct and indirect divisions and subsidiaries, including the Company and MHGE Holdings. In exchange for these services, the Advisor will receive an aggregate annual management fee of $3,500 and reimbursement of out-of-pocket expenses incurred in connection with the provision of such services. We recorded an expense of $875 for management fees for both of the three months ended June 30, 2015 and June 30, 2014, respectively. We recorded an expense of $1,750 for management fees for both of the six months ended June 30, 2015 and June 30, 2014, respectively. In connection with the Founding Transactions, Apollo Global Securities, LLC, an affiliate of our Sponsor (the “Affiliate”), entered into a transaction fee agreement with Parent relating to the provision of certain structuring, financial, investment banking and other similar advisory services in connection with the Founding Transactions and future transactions. During the period ended March 23, 2013 to December 31, 2013, we paid the Affiliate a one-time transaction fee of $25,000 in exchange for services rendered in connection with the structuring of the Founding Transactions, arranging financing and performing other services with the Founding Transactions. Also, subject to the terms and conditions of the agreement, an additional transaction fee equal to 1% of the aggregate enterprise value will be payable to Affiliate for investment banking, financing and other financial advisory services related to any merger, acquisition, disposition, financing or any similar transaction in the future.

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
The Notes bear interest at 8.5% for interest paid in cash and 9.25% for in-kind interest, “PIK”, by increasing the principal amount of the Notes by issuing new notes. Interest is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2015. The first semi-annual interest payment due must be paid in cash and was paid on February 2, 2015 in the amount of $18,322. In addition, the Company paid a dividend of $21,500 on April 3,2015 to MHGE Parent in advance of MHGE Parent's interest payable due on August 1, 2015. The determination as to whether interest is paid in cash or PIK is determined based on restrictions in the Company’s borrowing agreements for payments to the Company’s parent. Interest paid in cash will be funded by the Company via a distribution to MHGE Parent. PIK may be paid either 0%, 50% or 100% of the amount of interest due, dependent on the amount of any restriction. The Notes are junior to the debt of all of the Company's subsidiaries, are not guaranteed by any of the parent company’s subsidiaries and are a contractual obligation of MHGE Parent.
On April 1, 2015, additional aggregate principal amount of $100,000 was issued under the same indenture, and part of the same series, as the outstanding $400,000 of the Notes previously issued by the Issuers. The proceeds from this private offering were used to make a return of capital to the equity holders of MHGE Parent and pay certain related transaction costs and expenses.
On May 4, 2015, the Company made a voluntary principal payment of $326 and refinanced the term loan facility in the aggregate principal of $679,000. The revised terms reduce the applicable LIBOR margin from 4.75% to 3.75%.  The LIBOR floor remains at 1%.  All other terms remain unchanged. Quarterly principal payments were reduced from $1,720 to $1,698, maintaining the amortization rate at ¼ of 1% of the refinanced principal amount.

MHC Service Charges and Allocations & Transition Services
Effective January 1, 2013, in connection with the Transactions, MHGE Holdings, our wholly owned subsidiary, entered into transition services agreement with MHC, pursuant to which MHC provided MHGE Holdings and us with certain corporate services, including corporate accounting, treasury, global procurement and manufacturing, facilities, human resources and information technology during 2013. The transition services agreement with MHC ended during 2014. The expenses included in the consolidated financial statements were $1,982 and $3,152 for the three and six months ended June 30, 2014.

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
Quest Agreement

Leader’s Quest Ltd (“Quest”) is a UK-based non-profit enterprise at which Lindsay Levin is the founder and managing partner. Ms. Levin is the spouse of David Levin, who serves as our President and Chief Executive Officer. In 2014, the Company entered into an agreement with Quest pursuant to which Quest provided leadership workshops and other leadership training for twelve members of the Company’s executive leadership team. The Company paid Quest total fees of $133 in connection with the Quest agreement. In 2015, the Company entered into an agreement which Quest will provide additional leadership workshops and other leadership training for additional members of the Company’s leadership team. The Company will pay Quest total fees of $248 during 2015 in connection with the agreement. As Quest is a non-profit enterprise, Ms. Levin does not stand to benefit financially from the transaction with the Company.

18.	Supplemental Parent Company Equity Information

Parent Company equity is summarized as follows:

	Total Parent Company Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	$199,778	$23,490	$223,268
Comprehensive loss, net of tax	(12,851)	(686)	(13,537)
Capital contribution	42,500	—	42,500
Georgia Holdings shares for acquisition earn out	8,500	—	8,500
Acquisition of non-controlling interest	(4,815)	(22,635)	(27,450)
Stock-based compensation	7,288	—	7,288
Dividend on restricted stock units	(1,189)	—	(1,189)
Non-cash capital contribution	22,648	—	22,648
Dividends paid to non-controlling interests	—	(169)	(169)
Balance at December 31, 2014	$261,859	$—	$261,859
Comprehensive loss, net of tax	(62,492)	—	(62,492)
Stock-based compensation	4,137	—	4,137
Non-cash capital distribution	(39,199)	—	(39,199)
Dividend on restricted stock units	(712)	—	(712)
Balance at June 30, 2015	$163,593	$—	$163,593

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

Our Business
Our three businesses are:

•
MHGE Higher Education: (61% of total revenue for the first six months ended June 30, 2015) Provides post-secondary students and professors with high-quality adaptive digital learning solutions, eBooks, custom publishing solutions, and traditional printed textbook products.

•
MHGE Professional: (12% of total revenue for the first six months ended June 30, 2015) Provides instructional content and subscription-based information services for professionals and the education/test prep communities when, where and through whichever medium they prefer.

•
MHGE International: (27% of total revenue for the first six months ended June 30, 2015) Leverages our global scale, brand recognition and extensive product portfolio to serve educational and professional markets around the world.

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
Overall Operating Results
The following table sets forth certain historical consolidated financial information for the three and six months ended June 30, 2015 and June 30, 2014. The following table and discussion should be read in conjunction with the information contained in our historical consolidated financial statements and the notes thereto included elsewhere in this document. However, our historical results of operations set forth below and elsewhere in this document may not necessarily reflect what would have occurred if we had been a separate, stand-alone entity during the periods presented or what will occur in the future.

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Revenue	$250,926	$251,745	$450,740	$456,316
Cost of goods sold	74,428	71,184	129,887	125,004
Gross profit	176,498	180,561	320,853	331,312
Operating expenses
Operating & administration expenses	138,989	153,736	286,020	321,937
Depreciation	5,657	3,911	12,541	8,911
Amortization of intangibles	23,253	31,097	46,648	56,746
Transaction related expenses	—	856	—	3,421
Total operating expenses	167,899	189,600	345,209	391,015
Operating (loss) income	8,599	(9,039)	(24,356)	(59,703)
Interest expense (income), net	31,816	35,827	66,297	80,146
Other (income) expense	(6,054)	(1,275)	(7,329)	(9,879)
(Loss) income from operations before taxes on income	(17,163)	(43,591)	(83,324)	(129,970)
Income tax (benefit) provision	(3,997)	10,153	(25,870)	(18,939)
Net (loss) income	(13,166)	(53,744)	(57,454)	(111,031)
Less: net (income) loss attributable to noncontrolling interests	—	181	—	299
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(13,166)	$(53,563)	$(57,454)	$(110,732)
Revenue
Revenue for the three months ended June 30, 2015 and June 30, 2014 was $250,926 and $251,745, respectively, a decrease of $819 or 0.3%. The decrease from 2014 to 2015 was primarily due to a decrease in MHGE International revenue as well as a favorable purchase accounting impact that increased reported revenue by $2,943 in the three months ended June 30, 2014, partially offset by an increase in MHGE Higher Education revenue. An increase in digital sales of $8,858 and traditional print sales of $1,122 was partially offset by a decrease in custom print sales of $8,699.
Revenue for the six months ended June 30, 2015 and June 30, 2014 was $450,740 and $456,316, respectively, a decrease of $5,576 or 1.2%. The decrease from 2014 to 2015 was primarily due to a decrease in MHGE International revenue as well as purchase accounting adjustments impact that decreased reported revenue by $683 for the first half year of 2015 compared to increased reported revenue by $1,607 in 2014, partially offset by increase in MHGE Higher Education revenue. An increase in digital sales of $22,216 was offset by a decrease in custom print sales of $5,916 and in traditional print sales of $20,448.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited, in thousands, unless otherwise indicated)

MHGE Higher Education
MHGE Higher Education revenue for the three months ended June 30, 2015 and June 30, 2014 was $149,053 and $144,718, respectively, an increase of $4,335 or 3.0%. Increases in MHGE Higher Education revenue were primarily due to increases in both traditional print sales of $10,639 and digital sales of $8,120, partially offset by decrease in custom print sales of $8,699 as well as purchase accounting impact that increased reported revenue by $5,726 for the three months ended June 30, 2014. In addition, within our digital adaptive learning products, unique users for McGraw-Hill Connect and unique users of LearnSmart increased 12% and 45%, respectively, for the three months ended June 30, 2015 reflecting increased demand for both product lines.
MHGE Higher Education revenue for the six months ended June 30, 2015 and June 30, 2014 was $275,281 and $272,819, respectively, an increase of $2,462 or 0.9%. Increases in MHGE Higher Education revenue were primarily due to growth in digital sales of $19,409, partially offset by decreases in both custom print sales of $5,916 and traditional print sales of $5,211 as as well as purchase accounting impact that increased reported revenue by $5,223 for the first half year of 2014 . In addition, within our digital adaptive learning products, unique users for McGraw-Hill Connect and unique users of LearnSmart increased 13% and 33%, respectively, for the six months ended June 30, 2015 reflecting increased demand for both product lines.
MHGE Professional

MHGE Professional revenue for the three months ended June 30, 2015 and June 30, 2014 was $27,576 and $27,368, respectively, an increase of $208 or 0.8%. An increase in digital sales of $571 as well as purchase accounting impact that decreased reported revenue by $2,783 for the three months ended June 30, 2014, were partially offset by lower traditional print sales of $3,147.
MHGE Professional revenue for the six months ended June 30, 2015 and June 30, 2014 was $53,668 and $53,152, respectively, an increase of $516 or 1.0%. An increase in digital sales of $1,943 as well as purchase accounting impact that decreased reported revenue by $2,935 for the first half year of 2015, were partially offset by lower traditional print sales of $4,276.
 MHGE International
MHGE International revenue for the three months ended June 30, 2015 and June 30, 2014 was $74,056 and $79,805, respectively, a decrease of $5,749 or 7.2%. The decrease was primarily driven by unfavorable foreign exchange rates on revenue of $6,317 and $1,575 for the three months ended June 30, 2015 and June 30, 2014, respectively. This impact refers to constant currency comparisons estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. In addition, MHGE International traditional print sales decreased $5,915 offset by an increase in digital sales of $167.
MHGE International revenue for the six months ended June 30, 2015 and June 30, 2014 was $118,748 and $128,862, respectively, a decrease of $10,114 or 8%. The decrease was primarily driven by unfavorable foreign exchange rates on revenue of $9,493 and $3,473 for the six months ended June 30, 2015 and June 30, 2014, respectively. This impact refers to constant currency comparisons estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. In addition, MHGE International has experienced continued market challenges in Latin America partially offset by stronger sales in Australia and Middle East and traditional print sales decreased $11,659 partially offset by an increase in digital sales of $865.
Cost of Goods Sold
Cost of goods sold for the three months ended June 30, 2015 and June 30, 2014 was $74,428, and $71,184, respectively. As a percentage of revenue, cost of goods sold for the three months ended June 30, 2015 and June 30, 2014 were 30% and 28%, respectively. Manufacturing costs as a percentage of revenue for the three months ended June 30, 2015 and June 30, 2014 were 14% and 13% , respectively, while royalty expenses as a percentage of revenue for the three months ended June 30, 2015 and June 30, 2014 were 13% and 14%, respectively.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited, in thousands, unless otherwise indicated)

Cost of goods sold for the six months ended June 30, 2015 and June 30, 2014 was $129,887 and $125,004, respectively. This increase of $4,883 in 2015 was primarily driven by higher direct charges for freight and provision for inventory. As a percentage of revenue, cost of goods sold for the six months ended June 30, 2015 and June 30, 2014 were 29% and 27%, respectively. Manufacturing costs as a percentage of revenue for the six months ended June 30, 2015 and June 30, 2014 were 13% and 12%, respectively, while royalty expenses as a percentage of revenue for the six months ended June 30, 2015 and June 30, 2014 were both 13%.
Operating & Administration Expenses
Operating & administration expenses for the three months ended June 30, 2015 decreased $14,747, or 10% to $138,989 and for the six months ended June 30, 2015 decreased $35,917, or 11% to $286,020 compared to the same prior periods. These decreases primarily reflected as a result of cost savings initiatives taken in 2014. Operating & administration expenses as a percentage of revenue were 55% and 63% for the three and six months ended June 30, 2015 versus 61% and 71% for the three and six months ended June 30, 2014, respectively.

Depreciation & Amortization of Intangibles
Total depreciation and amortization expenses for the three months ended June 30, 2015 decreased $6,098, or 17% to $28,910 and for the six months ended June 30, 2015 decreased $6,468, or 10% to $59,189 compared to the same prior periods. The decrease in depreciation and amortization expenses is a result of the Company finalizing the determination of the fair value of the assets acquired subsequent to the Founding Acquisition.
Transaction related expenses
Transaction related expenses for the three and six months ended June 30, 2014 were $856 and $3,421, respectively. There were no transaction related expenses in the three and six months ended June 30, 2015. These amounts represent the transaction costs associated with the Founding Acquisition which include external legal and consulting expenses.
Interest expense, net
Interest expenses, net, for the three months ended June 30, 2015 decreased $4,011, or 11% to $31,816 and for the six months ended June 30, 2015 decreased $13,849, or 17% to $66,297 compared to the same prior periods. The decreases were primarily a result of the voluntary principal payment of the term loan facility of $35,000 on March 24, 2014, the refinancing of the term loan facility to the aggregate principal amount of $687,925 and $679,000 on March 24, 2014 and May 4, 2015, respectively. In addition, the revised terms reduced the LIBOR floor from 1.25% to 1.0% and the applicable LIBOR margin from 7.75% to 3.75%. As discussed in Note 2 - The Founding Transactions to the combined consolidated financial statements, our Founding Acquisition was financed by borrowings consisting of an initial $810,000 6-year senior secured term loan credit facility, all of which was drawn at closing, $240,000 5-year senior secured revolving credit facility, of which $35,000 was drawn at closing, and an issuance of $800,000, 9.75% first-priority senior secured notes.
Provision for Taxes on Income
Taxes on income for the three months ended June 30, 2015 and June 30, 2014 were benefit of $3,997 and provision of $10,153 and the effective tax rate was 23.3% and 23.3%, respectively. Taxes on income for the six months ended June 30, 2015 and June 30, 2014 were benefits of $25,870 and $18,939 and the effective tax rate was 31.0% and 14.6%, respectively.
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
EBITDA, Adjusted EBITDA and Post-Plate Adjusted Cash EBITDA are calculated as follows:

	Six Months Ended June 30,		Year Ended December 31,	LTM June 30,

	2014	2015	2014	2015
Net income (loss)	$(111,031)	$(57,454)	$3,526	$57,103
Interest (income) expense, net	80,146	66,297	146,124	132,275
Provision for (benefit from) taxes on income	(18,939)	(25,870)	(11,447)	(18,378)
Depreciation, amortization and plate investment amortization	86,375	78,316	183,034	174,975
EBITDA	36,551	61,289	321,237	345,975
Deferred revenue (a)	(42,601)	(38,244)	10,875	15,232
Restructuring and cost savings implementation charges (b)	14,290	9,622	30,600	25,932
Sponsor fees (c)	1,750	1,750	3,500	3,500
Purchase accounting (d)	(2,600)	—	(2,600)	—
Transaction costs (e)	3,421	—	3,931	510
Acquisition costs (f)	2,650	—	2,833	183
Physical separation costs (g)	10,944	—	24,202	13,258
Other (h)	1,492	237	14,976	13,721
Adjusted EBITDA	25,897	34,654	409,554	418,311
Plate investment cash costs (i)	(22,275)	(18,192)	(50,263)	(46,180)
Post-Plate Adjusted Cash EBITDA	$3,622	$16,462	$359,291	$372,131

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited, in thousands, unless otherwise indicated)

Notes:

(a)
We receive cash for certain digital products up front but recognize revenue over time. We record a liability for deferred revenue when we receive the cash. This adjustment represents the net effect of converting deferred revenues (inclusive of deferred royalties) on digital sales to a cash basis assuming the collection of all receivable balances. For the six months ended June 30, 2015, this adjustment was $38,927, and there was also purchase accounting adjustments that decreased reported revenues by $683.

(b)
Represents run-rate cost savings, non-recurring severance and other expenses associated with headcount reductions and other cost savings as part of our formal restructuring initiatives to create a flatter and more agile organization.

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

(h)
For the six months ended June 30, 2015, the amount represents (i) non-cash incentive compensation expense; (ii) elimination of the gain of $4,779 on sale of investment and (iii) other adjustments permitted and/or required under the indentures governing MHGE's notes and the credit agreement governing MHGE's senior credit facilities. For the six months ended June 30, 2014, the amount represents (i) cash distributions to noncontrolling interest holders of $169; (ii) non-cash incentive compensation expense; (iii) elimination of non-cash gain of $7,329 in Area 9; and (iv) other adjustments permitted and/or required under the indentures governing MHGE's notes and the credit agreement governing MHGE's senior credit facilities.

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

On May 4, 2015, the Company made a voluntary principal payment of $326 and refinanced the term loan facility in the aggregate principal of $679,000. The revised terms reduce the applicable LIBOR margin from 4.75% to 3.75%.  The LIBOR floor remains at 1%.  All other terms remain unchanged. Quarterly principal payments were reduced from $1,720 to $1,698, maintaining the amortization rate at ¼ of 1% of the refinanced principal amount.

The interest rate on the borrowings under the Senior Facilities is based on LIBOR or Prime, plus an applicable margin. The interest rate at June 30, 2015 was 4.75% for the term loan facility and there were no borrowings outstanding under the revolving credit facility. The term loan facility and the revolving credit facility were issued at a discount of 3% and 2%, respectively. Debt issuance costs and the discount are amortized over the term of the respective facility using the effective interest method and are included in interest expense, net within the consolidated statements of operations. The amount of amortization included in interest expense, net was $1,623 and $3,371 for the three months ended June 30, 2015 and June 30, 2014, respectively. The amount of amortization included in interest expense, net was $4,760 and $5,868 for the six months ended June 30, 2015 and June 30, 2014, respectively.

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
The revolving credit facility includes a springing financial maintenance covenant that requires MHGE Holdings net first lien leverage ratio not to exceed 7.00 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to EBITDA, as defined in the First Lien Credit Agreement). The covenant will be tested quarterly when the revolving credit facility is more than 20% drawn (including outstanding letters of credit), beginning with the fiscal quarter ended June 30, 2013, and will be a condition to drawings under the revolving credit facility (including for new letters of credit) that would result in more than 20% drawn thereunder. As of June 30, 2015 the borrowings under the revolving credit facility were less than 20%, and so the covenant was not in effect.
Post-Plate Adjusted Cash EBITDA as presented earlier reflects EBITDA as defined in the First Lien Credit Agreement. Solely for the purpose of calculating the springing financial covenant, plate investments should be excluded from the calculation of EBITDA.
9.75% First-Priority Senior Secured Notes due 2021
In connection with the Founding Acquisition, on March 22, 2013, the Issuers issued $800,000 in principal amount of the Notes in a private placement. The Notes bear interest at a rate of 9.75% per annum, payable semi‑annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. The Notes were issued at a discount of 1.36%. Debt issuance costs and the discount are amortized to interest expense over the term of the Notes using the effective interest method and are included in interest expense, net within the consolidated statements of operations. The amount of amortization included in interest expense, net was $1,208 and $1,498 for the three months ended June 30, 2015 and June 30, 2014, respectively. The amount of amortization included in interest expense, net was $2,353 and $2,996 for the six months ended June 30, 2015 and June 30, 2014, respectively.
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
(Unaudited, in thousands, unless otherwise indicated)

Scheduled Principal Payments
The scheduled principal payments required under the terms of the Senior Facilities and the Notes as of June 30, 2015 were as follows:

June 30, 2015
2015 Q3 to Q4	3,396
2016	6,792
2017	6,792
2018	6,792
2019	653,529
2020 and beyond	800,000
1,477,301
Less: Current portion	6,792
$1,470,509
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

Cash Flows
Cash and cash equivalents were $46,617 and $232,098 as of June 30, 2015 and December 31, 2014, respectively.
Cash flows from operating, investing and financing activities are presented in the following table:

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities	$(112,655)	$(92,099)
Cash flows from investing activities	(27,704)	(71,140)
Cash flows from financing activities	(43,866)	(38,609)

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited, in thousands, unless otherwise indicated)

Net cash flows from operating activities consist of profit after tax, adjusted for changes in net working capital and non-cash items such as depreciation, amortization and write-offs, and movements in provisions and pensions. For the six months ended June 30, 2015 and June 30, 2014, respectively:

•
Cash flows used for operating activities in the six months ended June 30, 2015 and June 30, 2014 was $112,655 and $92,099, respectively. The cash provided by operating activities decreased as a result of lower contributions from working capital due to the timing of related party payments and the funding of Holdco interest payments.

•
Cash flows used for investing activities in the six months ended June 30, 2015, was $27,704, primarily reflected capital expenditure of $22,115 mainly on technology projects as well as prepublication investment of $18,192, partially offset by proceeds from sale of investment of $12,500. Cash flows used in investing activities in the six months ended June 30, 2014 was $71,140, primarily reflected payments of $55,494 for Area 9 and Ryerson acquisitions as well as prepublication investment of $22,275.

•
Cash flows used for financing activities in the six months ended June 30, 2015, were $43,866 and primarily reflected payments on the term loan and the dividend payment to MHGE Parent of $39,822. Cash flows used for financing activities for the six months ended June 30, 2014 was $38,609, primarily as a result of payment of term loan of $38,440.

Capital Expenditure and Plate Investment
Part of our plan for growth and stability includes disciplined capital expenditures and plate investment.
An important component of our cash flow generation is our prepublication efficiency. We have been focused on optimizing our plate investment to generate content that can be leveraged across our full range of products, maximizing long-term return on investment. Plate investments, principally external preparation costs, are amortized from the year of publication over their estimated useful lives, one to six years, using either an accelerated or straight-line method. The majority of the programs are amortized using an accelerated methodology. We periodically evaluate the amortization methods, rates, remaining lives and recoverability of such costs. In evaluating recoverability, we consider our current assessment of the market place, industry trends, and the projected success of programs. Our plate investments were $18,192 and $22,275 for the six months ended June 30, 2015 and June 30, 2014, respectively.
Capital expenditures include purchases of property, plant and equipment and additions to technology projects. Capital expenditures were $22,115 and $5,389 for the six months ended June 30, 2015 and June 30, 2014, respectively.
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
Off-Balance Sheet Arrangements
As June 30, 2015, we did not have any relationships with uncombined entities, such as entities often referred to as specific purpose or variable interest entities where we are the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not exposed to any financial liquidity, market or credit risk that could arise if we had engaged in such relationships.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited, in thousands, unless otherwise indicated)

Contractual Obligations
The following table summarizes our significant contractual obligations and commercial commitments as of June 30, 2015, over the next several years that relate to our continuing operations:

	Payments due by Period
	Total	2015 Q3 - Q4	2016-2017	2018-2019	2020 and beyond
Long-term debt, including current portion (1)	$1,477,301	$3,396	$13,584	$660,321	$800,000
Interest on long-term debt (2)	592,365	56,036	221,890	197,439	117,000
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
Interest Rate Risk
We have issued fixed and floating-rate debt and will be subject to variations in interest rates in respect of our floating-rate debt. Borrowings under our Senior Facilities will accrue interest at variable rates, and a 100 basis point increase in the LIBOR on our debt balances outstanding as of June 30, 2015 would increase our annual interest expense by $1,943. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.
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

McGraw-Hill Global Education Intermediate Holdings, LLC (Registrant)
Date: August 12, 2015	/s/ PATRICK MILANO Patrick Milano Executive Vice President, Chief Financial Officer, Chief Administration Officer and Assistant Secretary

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document