Form 10-Q
period 2015-09-30
McGraw-Hill Global Education Intermediate Holdings, LLC
filed 2015-11-12
CIK 1585002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Statements of Operations
(Unaudited; dollars in thousands)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014

Revenue	$437,279	$462,128
Cost of goods sold	114,673	126,619
Gross profit	322,606	335,509
Operating expenses
Operating & administration expenses	150,295	166,469
Depreciation	6,936	2,047
Amortization of intangibles	22,755	22,261
Transaction costs	—	162
Total operating expenses	179,986	190,939
Operating (loss) income	142,620	144,570
Interest expense (income), net	31,936	35,466
Other (income) expense	(1,275)	(1,275)
(Loss) income from operations before taxes on income	111,959	110,379
Income tax (benefit) provision	38,610	13,186
Net (loss) income	73,349	97,193
Less: Net (income) loss attributable to noncontrolling interests	—	—
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$73,349	$97,193

See accompanying notes to the unaudited consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Statements of Operations
(Unaudited; dollars in thousands)

	Nine Months Ended September 30, 2015	Nine months ended September 30, 2014

Revenue	$888,019	$918,444
Cost of goods sold	244,560	251,623
Gross profit	643,459	666,821
Operating expenses
Operating & administration expenses	436,315	488,406
Depreciation	19,477	10,958
Amortization of intangibles	69,403	79,007
Transaction costs	—	3,583
Total operating expenses	525,195	581,954
Operating (loss) income	118,264	84,867
Interest expense (income), net	98,233	115,612
Other (income) expense	(8,604)	(11,154)
(Loss) income from operations before taxes on income	28,635	(19,591)
Income tax (benefit) provision	12,740	(5,753)
Net (loss) income	15,895	(13,838)
Less: Net (income) loss attributable to noncontrolling interests	—	299
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$15,895	$(13,539)

See accompanying notes to the unaudited consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited; dollars in thousands)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014

Net (loss) income	$73,349	$97,193
Other comprehensive (loss) income:
Foreign currency translation adjustment	(7,567)	(11,580)
Comprehensive (loss) income	65,782	85,613
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$65,782	$85,613

See accompanying notes to the unaudited consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited; dollars in thousands)

	Nine Months Ended September 30, 2015	Nine months ended September 30, 2014
Net (loss) income	$15,895	$(13,838)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(12,605)	(2,384)
Unrealized gain on investments, net of tax of $0 and $49 for the nine months ended September 30, 2015 and September 30, 2014, respectively	—	78
Comprehensive (loss) income	3,290	(16,144)
Less: Comprehensive (income) loss attributable to noncontrolling interest	—	299
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$3,290	$(15,845)

See accompanying notes to the unaudited consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2015	December 31, 2014

	(Unaudited)
Current assets
Cash and equivalents	$194,950	$232,098
Accounts receivable, net of allowance for doubtful accounts of $11,523 and $13,957 and sales returns of $170,892 and $181,927 at September 30, 2015 and December 31, 2014, respectively	254,097	204,072
Due from related party	7,230	—
Inventories, net	74,188	76,992
Deferred income taxes	30,658	31,538
Prepaid and other current assets	40,540	30,710
Total current assets	601,663	575,410
Pre-publication costs, net	68,399	80,980
Property, plant and equipment, net	92,204	91,926
Goodwill	474,251	477,324
Other intangible assets, net	834,674	906,665
Investments	6,586	9,219
Deferred income taxes non-current	35,170	43,440
Other non-current assets	108,158	101,510
Total assets	$2,221,105	$2,286,474
Liabilities and equity
Current liabilities
Accounts payable	116,089	$130,465
Accrued royalties	40,334	101,827
Accrued compensation and contributions to retirement plans	41,369	66,243
Deferred revenue	186,721	124,551
Current portion of long-term debt	6,790	6,880
Due to related parties	—	889
Other current liabilities	103,874	89,160
Total current liabilities	495,177	520,015
Long-term debt	1,445,738	1,447,473
Deferred income taxes	7,993	8,288
Other non-current liabilities	39,466	48,839
Total liabilities	1,988,374	2,024,615
Commitments and contingencies
Equity
Member's equity	338,463	370,881
Accumulated deficit	(66,242)	(82,137)
Accumulated other comprehensive loss	(39,490)	(26,885)
Total equity	232,731	261,859
Total liabilities and equity	$2,221,105	$2,286,474
See accompanying notes to the unaudited consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014

Operating activities
Net (loss) income including noncontrolling interests	$15,895	$(13,838)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities
Depreciation (including amortization of technology projects)	19,477	10,958
Amortization of intangibles	69,403	79,007
Amortization of pre-publication costs	41,968	46,044
Provision for losses on accounts receivable	2,000	1,294
Deferred income taxes	7,992	(14,469)
Stock-based compensation	7,357	5,164
Amortization of debt discount	3,616	4,060
Amortization of deferred financing costs	7,366	9,673
Restructuring charges	1,668	11,788
Other	7,271	6,474
Changes in operating assets and liabilities, net of the effect of acquisitions
Accounts receivable	(56,877)	(29,798)
Due to/from related party	(7,221)	—
Inventories	(5,557)	(17,574)
Prepaid and other current assets	(9,961)	3,513
Accounts payable and accrued expenses	(97,051)	(50,290)
Deferred revenue	62,746	33,726
Other current liabilities	15,159	22,510
Net change in prepaid and accrued income taxes	(2,466)	(3,507)
Net change in operating assets and liabilities	(14,968)	(22,123)
Cash provided by (used for) operating activities	67,817	82,612
Investing activities
Investment in pre-publication costs	(30,921)	(35,335)
Capital expenditures	(30,969)	(15,317)
Acquisitions	(6,879)	(56,453)
Proceeds from sale of investments	12,500	3,304
Proceeds from dispositions	81	8,882
Cash provided by (used for) investing activities	(56,188)	(94,919)
Financing activities
Payment of term loan	(5,440)	(40,160)
Dividend payment to MHGE Parent	(39,822)	—
Dividends paid to noncontrolling interests	—	(169)
Payment of deferred purchase price	—	(53,500)
Dividend on restricted stock units	(300)	—
Cash provided by (used for) financing activities	(45,562)	(93,829)
Effect of exchange rate changes on cash	(3,215)	(220)
Net change in cash and cash equivalents	(37,148)	(106,356)
Cash and cash equivalents at the beginning of the period	232,098	253,390
Cash and cash equivalents, ending balance	$194,950	$147,034
Supplemental disclosures
Interest expense paid	66,657	76,333
Income taxes paid	4,879	9,062
See accompanying notes to the unaudited consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

1.	Basis of Presentation and Accounting Policies

On March 22, 2013, MHE Acquisition, LLC (“AcquisitionCo”), a wholly-owned subsidiary of McGraw-Hill Education, Inc. (formerly known as Georgia Holdings, Inc.), acquired all of the outstanding equity interests of certain subsidiaries of The McGraw-Hill Companies, Inc. (“MHC”) for $2,184,071 in cash (the “Acquired Business”). The Acquired Business included all of MHC’s educational materials and learning solutions business, which is comprised of two elements (i) the Higher Education, Professional, and International Group (the “HPI business”), which includes post-secondary education and professional products both in the U.S. and internationally and (ii) the School Education Group business (the “SEG business”), which includes school and assessment products targeting students in the pre-kindergarten through secondary school market. The purchase price was allocated as $1,711,348 and $472,723 to the HPI business and the SEG business, respectively based on their fair values. We refer to the purchase of the Acquired Business as the “Founding Acquisition”.
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
On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, inventories, pre-publication costs, accounting for the impairment

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

of long-lived assets (including other intangible assets), goodwill and indefinite-lived intangible assets, stock-based compensation, restructuring, income taxes and contingencies. Management further considered the accounting policy with regard to the purchase price allocation to assets and liabilities to be critical. This accounting policy, as more fully described in Note 3, encompasses significant judgments and estimates used in the preparation of these financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of money market funds with unrestricted daily liquidity and fixed term time deposits. The balance also includes cash that is held by the Company outside the United States to fund international operations or to be reinvested outside of the United States. The investments and bank deposits are stated at cost, which approximates market value and were $194,950 and $232,098 as of September 30, 2015 and December 31, 2014, respectively. These investments are not subject to significant market risk.
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
Concentration of Credit Risk
As of September 30, 2015 and December 31, 2014, two customers comprised approximately 44% and 31% of the gross accounts receivable balance, respectively, which is reflective of concentration and seasonality in our industry.
For the three months ended September 30, 2015, the Company had two customers that accounted for 20% and 17% of our gross revenues. For the three months ended September 30, 2014, the Company had two customers that accounted for 15% and 14% of our gross revenues. For the nine months ended September 30, 2015, the Company had two customers that accounted for 14% of our gross revenues. For the nine months ended September 30, 2014, the Company had two customers that accounted for 12% of our gross revenues. These customers were included within the Higher Education, Professional revenues, respectively. The loss of, or any reduction in sales from, a significant customer or deterioration in their ability to pay could harm our business and financial results.
Inventories
Inventories, consisting principally of books, are stated at the lower of cost (first-in, first-out) or market value. The majority of our inventories relate to finished goods. A significant estimate, the reserve for inventory obsolescence, is reflected in operating and administration expenses. In determining this reserve, we consider management’s current assessment of the marketplace, industry trends and projected product demand as compared to the number of units currently on hand. The reserves for inventory obsolescence were $37,209 and $38,893 as of September 30, 2015 and December 31, 2014, respectively.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Pre-publication Costs
Pre-publication costs include both the cost of developing educational content and the development of assessment solution products. Costs incurred prior to the publication date of a title or release date of a product represent activities associated with product development. These may be performed internally or outsourced to subject matter specialists and include, but are not limited to, editorial review and fact verification, graphic art design and layout and the process of conversion from print to digital media or within various formats of digital media. These costs are capitalized when the costs can be directly attributable to a project or title and the title is expected to generate probable future economic benefits. Capitalized costs are amortized upon publication of the title over its estimated useful life of up to six years, with a higher proportion of the amortization typically taken in the earlier years. Amortization expenses for pre-publication costs are charged as a component of operating & administration expenses. In evaluating recoverability, we consider management’s current assessment of the marketplace, industry trends and the projected success of programs.

Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation as of September 30, 2015 and December 31, 2014. Depreciation and amortization are recorded on a straight-line basis, over the assets’ estimated useful lives. Buildings have an estimated useful life, for purposes of depreciation, of twenty-eight years. Furniture, fixtures and equipment are depreciated over periods not exceeding seven years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives.
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
Deferred Technology Costs
We capitalize certain software development and website implementation costs. Capitalized costs only include incremental, direct costs of materials and services incurred to develop the software after the preliminary project stage is completed, funding has been committed and it is probable that the project will be completed and used to perform the function intended. Incremental costs are expenditures that are out-of-pocket to us and are not part of an allocation or existing expense base. Software development and website implementation costs are expensed as incurred during the preliminary project stage. Capitalized costs are amortized from the year the software is ready for its intended use over its estimated useful life, three to seven years, using the straight-line method. Periodically, we evaluate the amortization methods, remaining lives and recoverability of such costs. Capitalized software development and website implementation costs are included in other non-current assets in the consolidated balance sheets and are presented net of accumulated amortization. Gross deferred technology costs were $61,516 and $42,030 as of September 30, 2015 and December 31, 2014, respectively. Accumulated amortization of deferred technology costs were $20,200 and $12,433 as of September 30, 2015 and December 31, 2014.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

Accounting for the Impairment of Long-Lived Assets (Including Other Intangible Assets)
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to current forecasts of undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets held for sale are written down to fair value, less cost to sell. Fair value is determined based on market evidence, discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. There were no impairments of long-lived assets for the three and nine months ended September 30, 2015 and September 30, 2014, respectively.
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
If the fair value of the reporting units or indefinite-lived intangible assets are less than their carrying value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill or indefinite-lived intangible assets to the carrying value. The fair value of the goodwill or indefinite-lived intangible assets is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit or carrying value of the indefinite-lived intangible asset. If the implied fair value of the goodwill or indefinite-lived intangible assets is less than the carrying value, the difference is recognized as an impairment charge. Significant judgments inherent in this analysis include estimating the amount and timing of future cash flows and the selection of appropriate discount rates, royalty rate and long-term growth rate assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit and indefinite-lived intangible asset and for some of the reporting units and indefinite-lived

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

intangible assets could result in an impairment charge, which could be material to our financial position and results of operations. There were no impairments of goodwill and indefinite-lived intangible assets for the three and nine months ended September 30, 2015 and September 30, 2014, respectively.
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
Stock-Based Compensation
The Company issues Georgia Holdings, Inc. stock options and other stock-based compensation to eligible employees, directors and consultants and accounts for these transactions under the provisions of Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation. For equity awards, total compensation cost is based on the grant date fair value. For liability awards, total compensation cost is based on the fair value of the award on the date the award is exercised and delivered. For performance-based options issued, the value of the instrument is measured at the grant date as the fair value of the common stock and expensed over the vesting term when the performance targets are considered probable of being achieved. The Company recognizes stock-based compensation expense for all awards, on a straight-line basis, over the service period required to earn the award, which is typically the vesting period.
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
Income Taxes
The Company’s operations are subject to United States federal, state and local income taxes, and foreign income taxes. The United States federal income tax return is filed as a consolidated group under McGraw-Hill Education, Inc. (formerly known as Georgia Holdings, Inc.). Net operating losses and other tax attributes are characterized as realized or realizable by MHGE Holdings when the attributes are utilized by the consolidated federal group following the Company’s “Benefits-for-Loss” allocation method.

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
Recent Accounting Standards
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-11 - Inventory (Topic 330) Related to Simplifying the Measurement of Inventory, that applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is within the scope of the new guidance and should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO of the retail inventory method. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of the standard on its consolidated financial statements.

In June 2015, the FASB issued ASU No. 2015-10 - Technical Corrections and Improvements. The amendments in this ASU cover a wide range of topics in the Codification. The reason for each amendment is provided before each amendment for clarity and ease of understanding. The amendments generally related to: (1) Amendments related to differences between original guidance and the codification, (2) Guidance clarification and reference corrections, (3) Simplification and (4) Minor improvements. These amendments improve the guidance and are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this ASU. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03 - Simplifying the Presentation of Debt Issuance Costs. This ASU changes the presentation of debt issuance costs by requiring an entity to present such costs as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated balance sheets.

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
In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. Entities must adopt the new guidance using one of two retrospective application methods. On April 29, 2015, the FASB issued an exposure draft to defer the effective date by one year. Pending finalization, this guidance is effective for the Company in the first quarter of 2018 and early application is permitted. The Company is currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

The table below summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash and equivalents	$19,633
Accounts receivable and other current assets	132,750
Inventory	235,608
Pre-publication costs	109,064
Property, plant and equipment	102,836
Identifiable intangible assets	998,007
Other noncurrent assets	56,226
Accounts payable and accrued expenses	(143,076)
Deferred revenue	(42,339)
Other current liabilities	(49,767)
Deferred income tax liability	(15,846)
Other long-term liabilities	(19,573)
Noncontrolling interests	(22,225)
Goodwill	350,050
Purchase price	$1,711,348
Residual goodwill consists primarily of an assembled workforce and other intangible assets that do not qualify for separate recognition.
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
Amortization expense of $19,987 and $21,514 was recorded in the three months ended September 30, 2015 and September 30, 2014, respectively. Amortization expense of $61,106 and $72,752 was recorded in the nine months ended September 30, 2015 and September 30, 2014, respectively.
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

On August 1, 2013, the Company acquired all of the outstanding shares of ALEKS Corporation, a developer of adaptive learning technology for the higher education and K-12 education markets. Prior to the acquisition, the Company had a long-term royalty-based partnership with ALEKS Corporation where ALEKS Corporation technology solutions were incorporated into the Company’s Higher Education’s products.
ALEKS Corporation was acquired for a purchase price of $103,500; of which $50,000 was paid in cash at closing. The remaining $53,500 was paid one year after closing on August 1, 2014 of which $15,000 was held in escrow for six months. As of December 31, 2013, $53,500 was included in other current liabilities in the consolidated balance sheet. The Company has finalized the determination of the fair values of the assets acquired and liabilities assumed upon acquisition. On October 31, 2013, the working capital adjustment was finalized and the Company's share of the proceeds of the working capital adjustment was $1,422. The $50,000 paid at closing and subsequent payments were financed by a combination of cash on hand and borrowing under the revolving credit facility. Costs incurred in connection with the acquisition for the year ended December 31, 2013 were $2,549 and are included in operating and administrative expenses in the consolidated statements of operations.
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
Residual goodwill consists primarily of an assembled workforce and other intangible assets that do not qualify for separate recognition. Due to the form of the acquisition, none of the purchase price was allocated to goodwill for tax purposes. The goodwill of $79,272 has been assigned to the Higher Education segment of the Company.
The fair values of the acquired intangible assets will be amortized on a straight-line basis over their useful lives which is consistent with the estimated useful life considerations used in determining their fair values.

	Fair Value	Useful Lives
Trade Name	$5,300	10 years
Customers	7,100	7 years
Technology	28,300	7 years
Amortization expense of $1,397 and $2,366 was recorded in the three months ended September 30, 2015 and 2014, respectively. Amortization expense of $4,191 and $1,704 was recorded in the nine months ended September 30, 2015 and 2014, respectively.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

5.	LearnSmart Acquisition

On February 6, 2014 the Company acquired the remaining 80% that it did not already own of LearnSmart, a Danish Company and developer of adaptive learning technology for the higher education market for total consideration of $78,049. Prior to the acquisition, the Company had a long-term royalty-based relationship with LearnSmart. The Company had purchased the other 20% stake in LearnSmart in January 2013. Consideration for the acquisition of the remaining 80% was $29,003 in cash at closing, with the remainder in shares of Georgia Holdings preferred stock, including shares held in escrow, and shares subject to an earn-out based on several financial measures which we expect to be met and therefore all earn out shares have been valued in member's equity. The tranche of shares to be earned in 2014 were fully earned.

Pursuant to the purchase agreement, consulting payments are due to the founders of LearnSmart of $9,800 for a designated project and deliverable, of which $2,700 is contingent upon a successful completion of a project deliverable and $5,000 expense reimbursement over a four year period. These costs are expensed as incurred.

There is a gain of $7,329, for the nine months ended September 30, 2014, in other income reflecting a fair value adjustment based on the purchase price of the additional 80% interest on the original 20% stake which fair value is $15,866, making the total transaction value equal to $93,915. The Company determined the acquisition date fair value of the previously held equity interest in LearnSmart using the income approach, including consideration of a control premium, which requires the Company to make estimates and assumptions regarding future cash flows. The Company has finalized the determination of the fair values of the assets acquired and liabilities assumed upon acquisition. On July 18, 2014, the working capital adjustment was finalized and the Company's payment for the working capital adjustment was $959.

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Tangible assets	$1,969
Identifiable intangible assets	44,800
Other liabilities	(7,609)
Goodwill	54,755
Purchase price	$93,915
Residual goodwill consists primarily of an assembled workforce and other intangible assets that do not qualify for separate recognition. Due to the form of the acquisition, none of the purchase price was allocated to goodwill for tax purposes. The goodwill of $54,755 has been assigned to the Higher Education segment of the Company.
The fair values of the acquired intangible assets will be amortized on a straight-line basis over their useful lives of four and seven years, which is consistent with the estimated useful life considerations used in determining their fair values.

	Fair Value	Useful Lives
Technology	$42,200	7 years
Non - Compete	2,600	4 years
Amortization expense of $1,348 and $1,658 was recorded in the three months ended September 30, 2015 and 2014, respectively. Amortization expense of $3,907 and $4,528 was recorded in the nine months ended September 30, 2015 and 2014, respectively.

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

7.	Inventories

Inventories consist of the following:

	As of
	September 30, 2015	December 31, 2014
Raw materials	$1,253	$1,160
Work-in-progress	2,039	3,380
Finished goods	108,105	111,345
	111,397	115,885
Reserves	(37,209)	(38,893)
Inventories, net	$74,188	$76,992

8.	Debt

Long-term debt consisted of the following:

	As of
	September 30, 2015	December 31, 2014
Term loan facility	$660,920	$663,555
Notes	791,608	790,798
Less current portion of long term debt	(6,790)	(6,880)
Long Term Debt (1)	$1,445,738	$1,447,473

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

•
the revolving credit facility in an aggregate principal amount of up to $240,000 with a maturity of five years, including both a letter of credit sub-facility and a swingline loan sub-facility. The amount available under the revolving credit facility at September 30, 2015 was $240,000.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

On May 4, 2015, the Company made a voluntary principal payment of $325 and refinanced the term loan facility in the aggregate principal of $679,000. The revised terms reduce the applicable LIBOR margin from 4.75% to 3.75%.  The LIBOR floor remains at 1%.  All other terms remain unchanged. Quarterly principal payments were reduced from $1,720 to $1,698, maintaining the amortization rate at ¼ of 1% of the refinanced principal amount.

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

The interest rate on the borrowings under the Senior Facilities is based on LIBOR or Prime, plus an applicable margin. The interest rate was 4.75% at September 30, 2015 for the term loan facility and there were no outstanding borrowings under the revolving credit facility. The term loan facility and the revolving credit facility were issued at a discount of 3% and 2%, respectively. Debt issuance costs and the discount are amortized over the term of the respective facility using the effective interest method and are included in interest expense, net within the consolidated statements of operations. The amount of amortization included in interest expense, net was $3,884 and $3,371 for the three months ended September 30, 2015 and September 30, 2014, respectively. The amount of amortization included in interest expense, net was $8,644 and $9,239 for the nine months ended September 30, 2015 and September 30, 2014, respectively.
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
The revolving credit facility includes a springing financial maintenance covenant that requires MHGE Holdings net first lien leverage ratio not to exceed 7.00 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to Adjusted EBITDA, as defined in the First Lien Credit Agreement, of MHGE Holdings and its consolidated subsidiaries). The covenant will be tested quarterly when the revolving credit facility is more than 20% drawn (including outstanding letters of credit), beginning with the fiscal quarter ended June 30, 2013, and will be a condition to drawings under the revolving credit facility (including for new letters of credit) that would result in more than 20% drawn thereunder. As of September 30, 2015, the borrowings under the revolving credit facility were less than 20%, and so the covenant was not in effect.
Adjusted EBITDA reflects EBITDA as defined in the First Lien Credit Agreement. Solely for the purpose of calculating the springing financial covenant, pre-publication investments should be excluded from the calculation of Adjusted EBITDA.

The fair value of the term loan facility was approximately $676,450 and $677,640 as of September 30, 2015 and December 31, 2014, respectively. The Company estimates the fair value of the term loan facility utilizing the market quotations for debt that have quoted prices in active markets. Since the term loan facility does not trade of a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, based on fair value hierarchy established in accordance with authoritative guidance for fair value measurements (Level 2).

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

9.75% First-Priority Senior Secured Notes due 2021
In connection with the Founding Acquisition, on March 22, 2013, the Issuers issued $800,000 in principal amount of the Notes in a private placement. The Notes bear interest at a rate of 9.75% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. The Notes were issued at a discount of 1.36%. Debt issuance costs and the discount are amortized over the term of the Notes using the effective interest method and are included in interest expense, net within the consolidated statements of operations. The amount of amortization included in interest expense, net was $1,208 and $1,498 for the three months ended September 30, 2015 and 2014, respectively. The amount of amortization included in interest expense, net was $3,561 and $4,494 for the nine months ended September 30, 2015 and 2014, respectively.
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

The fair value of the Notes was approximately $870,000 and $890,000 as of September 30, 2015 and December 31, 2014, respectively. The Company estimates the fair value of its Notes based on trades in the market. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).
Scheduled principal Payments
The scheduled principal payments required under the terms of the Senior Facilities and the Notes as of September 30, 2015 were as follows:

September 30, 2015
Remainder of 2015	$1,698
2016	6,792
2017	6,792
2018	6,792
2019	653,531
2020 and beyond	800,000
1,475,605
Less: Current portion	6,790
$1,468,815

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

The Company’s business segments are consistent with how management views the markets served by the Company. The CODM reviews their separate financial information to assess performance and to allocate resources. We measure and evaluate our reportable segments based on segment Adjusted Revenue and Adjusted EBITDA and believe they provide additional information to management and investors to measure our performance and evaluate our ability to service our indebtedness. We include the change in deferred revenue to GAAP revenue to arrive at Adjusted Revenue. Adjusted Revenue is a key metric that we use to manage our business as it reflects the sales activity in a given period and provides comparability during this time of digital transition. Furthermore, Adjusted Revenue incorporates the change in deferred revenue that is reflected in the calculation of Adjusted EBITDA. Therefore when the Company uses a margin calculation based on Adjusted EBITDA, the margin has to be based on Adjusted Revenue. We exclude from segment Adjusted EBITDA: interest expense (income), net, income tax (benefit) provision, depreciation, amortization and pre-publication amortization and certain transactions or adjustments that our CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Although we exclude these amounts from segment Adjusted EBITDA, they are included in reported consolidated net income (loss) and are included in the reconciliation below.
Adjusted Revenue and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP and the use of the terms, Adjusted Revenue and Adjusted EBITDA, varies from others in our industry. Adjusted Revenue and Adjusted EBITDA should be considered in addition to, not as a substitute for, revenue and net income (loss), or other measures of financial performance derived in accordance with U.S. GAAP as measures of operating performance or cash flows as measures of liquidity.

Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by Adjusted EBITDA. As such, segment assets are not disclosed in the notes to the accompanying consolidated financial statements. The following tables set forth information about the Company’s operations by its four segments:

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Three Months Ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Adjusted Revenue:
MHGE Higher Education	$386,183	$382,753	$630,031	612,194
MHGE Professional	30,241	30,593	82,316	87,587
MHGE International	100,155	114,109	216,727	$241,389
MHGE Other	61	208	61	208
Total Adjusted Revenue (1)	516,640	527,663	929,135	941,378
Change in deferred revenue	(79,361)	(65,535)	(41,116)	(22,934)
Total Consolidated Revenue	$437,279	$462,128	$888,019	$918,444
(1) The elimination of inter-segment revenues was not significant to the revenues of any one segment.

Adjusted EBITDA:
MHGE Higher Education	$234,603	$222,341	$245,953	218,892
MHGE Professional	7,267	9,262	16,108	22,298
MHGE International	24,206	32,309	20,270	28,557
MHGE Other	2,746	1,894	2,953	(319)
Total Adjusted EBITDA	$268,822	$265,806	$285,284	$269,428

Reconciliation of Adjusted EBITDA to the consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Total Adjusted EBITDA	$268,822	$265,806	$285,284	$269,428
Interest (expense) income, net	(31,936)	(35,466)	(98,233)	(115,612)
Benefit (provision) for taxes on income	(38,610)	(13,186)	(12,740)	5,753
Depreciation, amortization and pre-publication investment amortization	(52,532)	(49,634)	(130,848)	(136,009)
Change in deferred revenue	(79,361)	(65,535)	(41,116)	(22,934)
Restructuring and cost savings implementation charges	(2,724)	(3,136)	(12,346)	(17,426)
Sponsor fees	(875)	(875)	(2,625)	(2,625)
Purchase accounting	—	—	—	2,600
Transaction costs	—	(162)	—	(3,583)
Acquisition costs	—	(205)	—	(2,855)
Physical separation costs	—	(7,833)	—	(18,941)
Other	(2,164)	(5,641)	(2,402)	(6,969)
Pre-publication investment cash costs	12,729	13,060	30,921	35,335
Net (loss) income	73,349	97,193	15,895	(13,838)
Less: Net (income) loss attributable to noncontrolling interests	—	—	—	299
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$73,349	$97,193	$15,895	$(13,539)

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

The following is a schedule of revenue and long-lived assets by geographic region:

	Revenue (1)
	Three Months Ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
United States	$343,327	$356,986	$668,626	$679,076
International	93,952	105,142	219,393	239,368
Total	$437,279	$462,128	$888,019	$918,444

	Long -lived Assets (2)
	As of
	September 30, 2015	December 31, 2014
United States	$176,588	$191,745
International	34,443	19,667
Total	$211,031	$211,412

(1)	Revenues are attributed to a geographic region based on the location of customer.

(2)	Reflects total assets less current assets, goodwill, intangible assets, investments, deferred financing costs and non-current deferred tax assets.

10.	Taxes on Income

For the three months ended September 30, 2015 and September 30, 2014, the effective tax rate was 34.5% and 11.9%, respectively. For the nine months ended September 30, 2015 and September 30, 2014, the effective tax rate was 44.5% and 29.4%, respectively. The difference between the rates was primarily due to changes in jurisdictional mix of forecasted income and losses.
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
As of September 30, 2015 and December 31, 2014, the total amount of federal, state and local, and foreign unrecognized tax benefits was $422 and $1,164, respectively, exclusive of interest and penalties, substantially all of which, if recognized, would impact the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. In addition to the unrecognized tax benefits, as of September 30, 2015 and December 31, 2014, we had $780 and $1,158, respectively, of accrued interest and penalties associated with uncertain tax positions.
Under the terms of the Founding Acquisition, MHC is contractually liable for income tax assessments for Predecessor periods through March 22, 2013. An indemnification receivable from MHC of $1,202 and $1,825 has been recorded in non-current assets as of September 30, 2015 and December 31, 2014, respectively, for the unrecognized tax benefit, interest, and penalties related to controlled foreign corporations as taxpayers of record.

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
In the three months ended September 30, 2015 and 2014, the Company issued nil and 6,250 Georgia Holdings, Inc. stock options to employees of the Company, respectively. Stock options may not be granted at a price less than the fair market value of common stock on the grant date. The options terminate on the earliest of the tenth year from the date of the grant or other committee action, as defined in the plan documents. As of September 30, 2015, the weighted average grant date fair value of outstanding options was $68.51. We use a Black-Scholes closed form option pricing model to estimate the fair value of options granted.

The options vest over five years with 50% vesting on cumulative financial performance measures in the Plan and the remaining 50% vest evenly over five years, in each case subject to continued service.
In the three months ended September 30, 2015 and 2014, the Company issued 234 and 22,007 performance-based restricted stock units to employees of the Company that vest on December 31, 2017 and December 31, 2016, respectively, subject to performance achievement.
Stock-based compensation for the periods presented was as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Stock option expense	$2,379	$1,024	$4,766	$3,428
Restricted stock and unit awards expense	841	591	2,591	1,736
Total stock-based compensation expense	$3,220	$1,615	$7,357	$5,164
As of September 30, 2015 and September 30, 2014 there was approximately $19,801 and $23,685, respectively, of total unrecognized compensation costs related to non-vested stock-based employee compensation arrangements granted under the Management Equity Plan. The Company expects to recognize those costs over a weighted average period of 2.5 years.

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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

The following table summarizes restructuring information by reporting segment:

	MHGE Higher Education	MHGE Professional	MHGE International	MHGE Other	Total
Balance at December 31, 2014	$11,218	$1,490	$5,864	$—	$18,572
Charges:
Employee severance and other personal benefits	1,220	—	448	—	1,668
Lease termination costs	—	—	1,515	—	1,515
Payments:
Employee severance and other personal benefits	(10,230)	(1,442)	(4,880)	—	(16,552)
Lease termination costs	—	—	(1,515)	—	(1,515)
Balance at September 30, 2015	$2,208	$48	$1,432	$—	$3,688
The Company expects to utilize the remaining reserves of $3,688 in 2015.

14.	Guarantor Financial Information
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
The following consolidated financial statements are presented for the information of the holders of the Notes and present the consolidated balance sheets as of September 30, 2015 and December 31, 2014, the consolidated statements of operations for the three and nine months ended September 30, 2015 and September 30, 2014 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and September 30, 2014 of the Company. The consolidated financial statements present MHGE Intermediate, which is a Guarantor of the Notes, the Guarantor subsidiaries of MHGE Intermediate, the Non-Guarantor subsidiaries of MHGE Intermediate and the elimination entries necessary to combine and consolidate MHGE Intermediate with the Guarantor and Non-Guarantor subsidiaries.
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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Three Months Ended September 30, 2015
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$343,327	$93,952	$—	$437,279
Cost of goods sold	—	75,621	39,052	—	114,673
Gross profit	—	267,706	54,900	—	322,606
Operating expenses
Operating & administration expenses	875	109,466	39,716	238	150,295
Depreciation	—	6,876	60	—	6,936
Amortization of intangibles	—	21,098	1,657	—	22,755
Total operating expenses	875	137,440	41,433	238	179,986
Operating (loss) income	(875)	130,266	13,467	(238)	142,620
Interest expense (income), net	31,881	—	55	—	31,936
Equity in (income) loss of subsidiaries	(144,715)	—		144,715	—
Other (income)	—	(1,275)	—	—	(1,275)
Income (Loss) from operations before taxes on income	111,959	131,541	13,412	(144,953)	111,959
Income tax (benefit) provision	38,610	69,465	3,825	(73,290)	38,610
Net (loss) income	$73,349	$62,076	$9,587	$(71,663)	$73,349
Comprehensive (loss) income	$73,349	$62,076	$2,020	$(71,663)	$65,782

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Three Months Ended September 30, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$353,288	$108,840	$—	$462,128
Cost of goods sold	—	82,510	44,109	—	126,619
Gross profit	—	270,778	64,731	—	335,509
Operating expenses
Operating & administration expenses	875	118,061	45,233	2,300	166,469
Depreciation	—	1,380	667	—	2,047
Amortization of intangibles	—	20,242	2,019	—	22,261
Transaction costs	162	—	—	—	162
Total operating expenses	1,037	139,683	47,919	2,300	190,939
Operating (loss) income	(1,037)	131,095	16,812	(2,300)	144,570
Interest expense (income), net	35,551	—	(85)	—	35,466
Equity in (income) loss of subsidiaries	(146,967)	—	—	146,967	—
Other (income)	—	(1,275)	—	—	(1,275)
(Loss) income from operations before taxes on income	110,379	132,370	16,897	(149,267)	110,379
Income tax (benefit) provision	13,186	15,813	5,475	(21,288)	13,186
Net (loss) income	97,193	116,557	11,422	(127,979)	97,193
Less: Net (income) loss attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$97,193	$116,557	$11,422	$(127,979)	$97,193
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$97,193	$116,557	$(158)	$(127,979)	$85,613

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Nine months ended September 30, 2015
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$675,319	$212,700	$—	$888,019
Cost of goods sold	—	152,465	92,095	—	244,560
Gross profit	—	522,854	120,605	—	643,459
Operating expenses
Operating & administration expenses	2,625	311,862	121,880	(52)	436,315
Depreciation	—	19,365	112	—	19,477
Amortization of intangibles	—	64,398	5,005	—	69,403
Total operating expenses	2,625	395,625	126,997	(52)	525,195
Operating (loss) income	(2,625)	127,229	(6,392)	52	118,264
Interest expense (income), net	97,696	—	537	—	98,233
Equity in (income) loss of subsidiaries	(128,957)	—	—	128,957	—
Other (income)	—	(8,604)	—	—	(8,604)
Income (Loss) from operations before taxes on income	28,636	135,833	(6,929)	(128,905)	28,635
Income tax (benefit) provision	12,741	68,847	(1,778)	(67,070)	12,740
Net (loss) income	$15,895	$66,986	$(5,151)	$(61,835)	$15,895
Comprehensive (loss) income	$15,895	$66,986	$(17,756)	$(61,835)	$3,290

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Nine months ended September 30, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$680,746	$237,698	$—	$918,444
Cost of goods sold	—	153,892	97,731	—	251,623
Gross profit	—	526,854	139,967	—	666,821
Operating expenses
Operating & administration expenses	2,625	350,981	135,485	(685)	488,406
Depreciation	—	8,308	2,650	—	10,958
Amortization of intangibles	—	82,631	(3,624)	—	79,007
Transaction costs	3,583	—	—	—	3,583
Total operating expenses	6,208	441,920	134,511	(685)	581,954
Operating (loss) income	(6,208)	84,934	5,456	685	84,867
Interest expense (income), net	115,876	—	(264)	—	115,612
Equity in (income) loss of subsidiaries	(102,792)	—	—	102,792	—
Other (income)	—	(11,154)	—	—	(11,154)
(Loss) income from operations before taxes on income	(19,292)	96,088	5,720	(102,107)	(19,591)
Income tax (benefit) provision	(5,753)	14,839	1,948	(16,787)	(5,753)
Net (loss) income	(13,539)	81,249	3,772	(85,320)	(13,838)
Less: Net (income) loss attributable to noncontrolling interests	—	—	299	—	299
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(13,539)	$81,249	$4,071	$(85,320)	$(13,539)
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(13,539)	$81,249	$1,765	$(85,320)	$(15,845)

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	September 30, 2015
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
ASSETS
Current assets:
Cash and equivalents	$—	$495,767	$58,575	$(359,392)	194,950
Accounts receivable	—	165,573	88,524	—	254,097
Related party receivable	—	261,551	—	(254,321)	7,230
Inventories, net	—	48,403	25,733	52	74,188
Deferred income taxes	—	22,745	7,913	—	30,658
Prepaid and other current assets	62,715	22,113	15,803	(60,091)	40,540
Total current assets	62,715	1,016,152	196,548	(673,752)	601,663
Pre-publication costs, net	—	55,478	12,921	—	68,399
Property, plant and equipment, net	—	90,214	1,990	—	92,204
Goodwill	—	425,307	48,944	—	474,251
Other intangible assets, net	—	778,739	55,935	—	834,674
Investments	1,970,996	102	6,484	(1,970,996)	6,586
Deferred income taxes non-current	—	33,639	1,531	—	35,170
Other non-current assets	57,368	49,153	1,637	—	108,158
Total assets	$2,091,079	$2,448,784	$325,990	$(2,644,748)	$2,221,105
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$362,017	$102,519	$10,945	$(359,392)	$116,089
Accrued royalties	—	32,012	8,322	—	40,334
Accrued compensation and contributions to retirement plans	—	30,003	11,366	—	41,369
Deferred revenue	—	175,463	11,258	—	186,721
Current portion of long-term debt	6,790	—	—	—	6,790
Related party	—	619	253,700	(254,319)	—
Other current liabilities	50,302	92,571	21,085	(60,084)	103,874
Total current liabilities	419,109	433,187	316,676	(673,795)	495,177
Long-term debt	1,445,738	—	—	—	1,445,738
Deferred income taxes	—	—	7,993	—	7,993
Other non-current liabilities	—	36,496	2,970	—	39,466
Total liabilities	1,864,847	469,683	327,639	(673,795)	1,988,374
Commitments and contingencies
Equity
Member's equity	292,474	1,811,369	46,905	(1,812,285)	338,463
Accumulated deficit	(66,242)	167,732	(9,064)	(158,668)	(66,242)
Accumulated other comprehensive loss	—	—	(39,490)	—	(39,490)
Total equity	226,232	1,979,101	(1,649)	(1,970,953)	232,731
Total liabilities and equity	$2,091,079	$2,448,784	$325,990	$(2,644,748)	$2,221,105

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	December 31, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
ASSETS
Current assets:
Cash and equivalents	$—	$466,617	$49,737	$(284,256)	$232,098
Accounts receivable	—	122,047	82,025	—	204,072
Related party	—	253,071	—	(253,071)	—
Inventories, net	—	50,330	27,164	(502)	76,992
Deferred income taxes	—	22,745	8,793	—	31,538
Prepaid and other current assets	74,577	11,925	17,036	(72,828)	30,710
Total current assets	74,577	926,735	184,755	(610,657)	575,410
Pre-publication costs, net	—	63,130	17,850	—	80,980
Property, plant and equipment, net	—	91,926	—	—	91,926
Goodwill	—	423,629	53,695	—	477,324
Other intangible assets, net	—	842,907	63,758	—	906,665
Investments	1,842,551	104	9,115	(1,842,551)	9,219
Deferred income taxes non-current	—	42,242	1,198	—	43,440
Other non-current assets	63,004	36,689	1,817	—	101,510
Total assets	$1,980,132	$2,427,362	$332,188	$(2,453,208)	$2,286,474
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$284,256	$115,594	$14,871	$(284,256)	$130,465
Accrued royalties	—	89,796	12,031	—	101,827
Accrued compensation and contributions to retirement plans	—	50,615	15,628	—	66,243
Deferred revenue	—	117,211	7,340	—	124,551
Current portion of long-term debt	6,880	—	—	—	6,880
Related party	—	889	253,071	(253,071)	889
Other current liabilities	31,186	98,036	32,766	(72,828)	89,160
Total current liabilities	322,322	472,141	335,707	(610,155)	520,015
Long-term debt	1,447,473	—	—	—	1,447,473
Deferred income taxes	—	—	8,288	—	8,288
Other non-current liabilities	—	45,244	3,595	—	48,839
Total liabilities	1,769,795	517,385	347,590	(610,155)	2,024,615
Commitments and contingencies
Equity
Member's equity	292,474	1,809,231	15,396	(1,746,220)	370,881
Accumulated deficit	(82,137)	100,746	(3,913)	(96,833)	(82,137)
Accumulated other comprehensive loss	—	—	(26,885)	—	(26,885)
Total equity	210,337	1,909,977	(15,402)	(1,843,053)	261,859
Total liabilities and equity	$1,980,132	$2,427,362	$332,188	$(2,453,208)	$2,286,474

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Nine months ended September 30, 2015
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Operating activities
Cash provided by operating activities	$5,440	$114,154	$23,359	$(75,136)	$67,817
Investing activities
Investment in pre-publication costs	—	(27,103)	(3,818)	—	(30,921)
Capital expenditures	—	(30,360)	(609)	—	(30,969)
Acquisitions and investments	—	—	(6,879)	—	(6,879)
Proceeds from sale of investment	—	12,500	—	—	12,500
Proceeds from dispositions	—	81	—	—	81
Cash used for investing activities	—	(44,882)	(11,306)	—	(56,188)
Financing activities
Payment of term loan	(5,440)	—	—	—	(5,440)
Dividend payment to MHGE Parent	—	(39,822)	—	—	(39,822)
Dividends on restricted stock unit	—	(300)	—	—	(300)
Cash provided by (used for) financing activities	(5,440)	(40,122)	—	—	(45,562)
Effect of exchange rate changes on cash	—	—	(3,215)	—	(3,215)
Net change in cash and cash equivalents	—	29,150	8,838	(75,136)	(37,148)
Cash and cash equivalents at the beginning of the period	—	466,617	49,737	(284,256)	232,098
Cash and cash equivalents, ending balance	$—	$495,767	$58,575	$(359,392)	$194,950

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited, in thousands, unless otherwise indicated)

	Nine months ended September 30, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Operating activities
Cash provided by operating activities	$40,160	$114,915	$41,303	$(113,766)	$82,612
Investing activities
Investment in pre-publication costs	—	(28,794)	(6,541)	—	(35,335)
Capital expenditures	—	(13,365)	(1,952)	—	(15,317)
Acquisitions and investments	—	—	(56,453)	—	(56,453)
Proceeds from sale of investment	—	54	3,250	—	3,304
Proceeds from dispositions	—	17	8,865	—	8,882
Cash used for investing activities	—	(42,088)	(52,831)	—	(94,919)
Financing activities
Payment of term loan	(40,160)	—	—	—	(40,160)
Payment of deferred purchase price	—	(53,500)	—	—	(53,500)
Dividends paid to noncontrolling interests	—	—	(169)	—	(169)
Cash provided by (used for) financing activities	(40,160)	(53,500)	(169)	—	(93,829)
Effect of exchange rate changes on cash	—	—	(220)	—	(220)
Net change in cash and cash equivalents	—	19,327	(11,917)	(113,766)	(106,356)
Cash and cash equivalents at the beginning of the period	—	301,985	67,429	(116,024)	253,390
Cash and cash equivalents, ending balance	$—	$321,312	$55,512	$(229,790)	$147,034

15.	Transactions with Sponsors

In connection with the Founding Transactions, MHGE Holdings, our wholly owned subsidiary, entered into a management fee agreement with Apollo Management VII, L. P. (the “Advisor”), an affiliate of our Sponsor pursuant to which the Advisor will provide management consulting services to Parent and its direct and indirect divisions and subsidiaries, including the Company and MHGE Holdings. In exchange for these services, the Advisor will receive an aggregate annual management fee of $3,500 and reimbursement of out-of-pocket expenses incurred in connection with the provision of such services. We recorded an expense of $875 for management fees for both of the three months ended September 30, 2015 and 2014, respectively. We recorded an expense of $2,625 for management fees for both of the nine months ended September 30, 2015 and 2014, respectively. In connection with the Founding Transactions, Apollo Global Securities, LLC, an affiliate of our Sponsor (the “Affiliate”), entered into a transaction fee agreement with Parent relating to the provision of certain structuring, financial, investment banking and other similar advisory services in connection with the Founding Transactions and future transactions. During the period ended March 23, 2013 to December 31, 2013, we paid the Affiliate a one-time transaction fee of $25,000 in exchange for services rendered in connection with the structuring of the Founding Transactions, arranging financing and performing other services with the Founding Transactions. Also, subject to the terms and conditions of the agreement, an additional transaction fee equal to 1% of the aggregate enterprise value will be payable to Affiliate for investment banking, financing and other financial advisory services related to any merger, acquisition, disposition, financing or any similar transaction in the future.

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

Other Transactions and Arrangements

On July 17, 2014 the Company’s parent company, MHGE Parent, LLC (“MHGE Parent” and, together with its subsidiaries, “McGraw-Hill Global Education”) and MHGE Parent Finance, Inc. (“MHGE Parent Finance” and, together with MHGE Parent, the “Issuers”), issued $400,000 aggregate principal amount of Senior PIK Toggle Notes due 2019 (the “PIK Toggle Notes”) in a private placement. The PIK Toggle Notes were issued at a discount of 1%. The proceeds from this private offering were used to make a return of capital to the equity holders of MHGE Parent and pay certain related transaction costs and expenses.
The PIK Toggle Notes bear interest at 8.5% for interest paid in cash and 9.25% for in-kind interest, “PIK”, by increasing the principal amount of the PIK Toggle Notes by issuing new notes. Interest is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2015. The first semi-annual interest payment due must be paid in cash and was paid on February 2, 2015 in the amount of $18,322. In addition, the Company paid a dividend of $21,500 on April 3, 2015 to MHGE Parent in advance of MHGE Parent's interest payable due on August 1, 2015. The determination as to whether interest is paid in cash or PIK is determined based on restrictions in the credit agreement governing the Senior Facilities and the indenture governing the Senior Secured Notes for payments to MHGE Parent. PIK may be paid either 0%, 50% or 100% of the amount of interest due, dependent on the amount of any restriction. The PIK Toggle Notes are junior to the debt of all of the Company's subsidiaries, are not guaranteed by any of the parent company’s subsidiaries and are a contractual obligation of MHGE Parent.
On April 6, 2015, additional aggregate principal amount of $100,000 was issued under the same indenture, and part of the same series, as the outstanding $400,000 of the Notes previously issued by the Issuers. The proceeds from this private offering were used to make a return of capital to the equity holders of MHGE Parent and pay certain related transaction costs and expenses.
On May 4, 2015, the Company made a voluntary principal payment of $325 and refinanced the term loan facility in the aggregate principal of $679,000. The revised terms reduce the applicable LIBOR margin from 4.75% to 3.75%.  The LIBOR floor remains at 1%.  All other terms remain unchanged. Quarterly principal payments were reduced from $1,720 to $1,698, maintaining the amortization rate at ¼ of 1% of the refinanced principal amount.

MHC Service Charges and Allocations & Transition Services
Effective January 1, 2013, in connection with the Transactions, MHGE Holdings, our wholly owned subsidiary, entered into transition services agreement with MHC, pursuant to which MHC provided MHGE Holdings and us with certain corporate services, including corporate accounting, treasury, global procurement and manufacturing, facilities, human resources and information technology during 2013. The transition services agreement with MHC ended during 2014. The expenses included in the consolidated financial statements were $693 and $2,675 for the three and nine months ended September 30, 2014.

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
Quest Agreement

Leader’s Quest Ltd (“Quest”) is a UK-based non-profit enterprise at which Lindsay Levin is the founder and managing partner. Ms. Levin is the spouse of David Levin, who serves as our President and Chief Executive Officer. In 2014, the Company entered into an agreement with Quest pursuant to which Quest provided leadership workshops and other leadership training for twelve members of the Company’s executive leadership team. The Company paid Quest total fees of $133 in connection with the Quest agreement. In 2015, the Company entered into an agreement which Quest will provide additional leadership workshops and other leadership training for additional members of the Company’s leadership team. The Company will pay Quest total fees of $293 during 2015 in connection with the agreement. As Quest is a non-profit enterprise, Ms. Levin does not stand to benefit financially from the transaction with the Company.

18.	Supplemental Parent Company Equity Information

Parent Company equity is summarized as follows:

	Total Parent Company Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	$199,778	$23,490	$223,268
Comprehensive loss, net of tax	(12,851)	(686)	(13,537)
Capital contribution	42,500	—	42,500
Georgia Holdings shares for acquisition earn out	8,500	—	8,500
Acquisition of non-controlling interest	(4,815)	(22,635)	(27,450)
Stock-based compensation	7,288	—	7,288
Dividend on restricted stock units	(1,189)	—	(1,189)
Non-cash capital contribution	22,648	—	22,648
Dividends paid to non-controlling interests	—	(169)	(169)
Balance at December 31, 2014	$261,859	$—	$261,859
Comprehensive loss, net of tax	3,290	—	3,290
Stock-based compensation	7,357	—	7,357
Non-cash capital distribution	(39,063)	—	(39,063)
Dividend on restricted stock units	(712)	—	(712)
Balance at September 30, 2015	$232,731	$—	$232,731

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
The Science of Learning
We help unlock the potential of each learner by accelerating learning through intuitive, engaging, efficient and effective experiences. We define the Science of Learning as the understanding of how individuals learn and apply that understanding, grounded in research, to our content, technology and user experience to produce learning solutions that directly and positively impact individual student outcomes. As a learning science company, our goal is to empower educators and learners with information and intuitive learning environments in which to engage more personally with each other and with critical concepts in order to promote more effective and efficient learning.
Company Overview
We are a leading provider of outcome-focused learning solutions, delivering both curated content and digital learning tools and platforms to the students in the classrooms of approximately 250,000 higher education instructors. We have evolved our business from a print-centric producer of textbooks and instructional materials to a leader in the development of digital content and technology-enabled adaptive learning solutions that are delivered anywhere, anytime. We believe we have established a reputation as an industry leader in the delivery of innovative educational content and methodologies. For example, in the higher education market, we were the first in our industry to introduce digital custom publishing, which permits instructors to tailor content to their specific needs.
As learners and educators have become increasingly outcome-focused in their search for more effective learning solutions, we have embraced adaptive learning tools as a central feature of our digital learning solutions. Adaptive learning is based on educational theory and cognitive science that emphasizes personalized delivery of concepts, continuous assessment of gained and retained knowledge and skills, and design of targeted and personalized study paths that help students improve in their areas of weakness while retaining competencies. We have developed a unique set of digital solutions by combining innovative adaptive learning methods with our proprietary content and digital delivery platforms. These solutions provide immediate feedback and are more effective than traditional print textbooks in driving positive student outcomes.

Our Business
Our three businesses are:
MHGE Higher Education: We are a top-three provider in the United States higher education market with a 21% market share as of December 2014 according to Management Practices Inc. (MPI). We provide students, instructors and institutions with adaptive digital learning tools, digital platforms, custom publishing solutions and traditional printed textbook products. The primary users of our solutions are students enrolled in two- and four-year non-profit colleges and universities, and to a lesser extent, for-profit institutions. We sell our Higher Education solutions to well-known online retailers, distribution partners and college bookstores, who subsequently sell to students. We also increasingly sell directly to students via our proprietary e-Commerce platform, which currently represents one of our three largest distribution channels in this segment. For the year ended December 31, 2014, 38% of Higher Education revenue was derived from digital products.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited, in thousands, unless otherwise indicated)

MHGE International: We leverage our global scale, including approximately a 470 person sales force, brand recognition and extensive product portfolio to serve students in the higher education, K-12 and professional markets in over 135 countries outside of the United States. Our products and solutions for the International segment are produced in nearly 60 languages and primarily originate from our offerings produced for the United States market and that are later adapted to different international markets. Sales of digital products are growing significantly in this market, and we continue to increase our inventory of digital solutions. For the year ended December 31, 2014, 9% of International revenue was derived from digital products.
MHGE Professional: We are a leading provider of medical, technical and engineering content for the professional, education and test prep communities. Our digital subscription products have averaged approximately 93% annual retention rates over the last three years and are sold to over 2,700 customers, including corporations, academic institutions, libraries and hospitals. For the year ended December 31, 2014, 44% of Professional revenue was derived from digital products, including digital subscription sales.

The Founding Acquisition
Pursuant to a Purchase and Sale Agreement, dated as of November 26, 2012 and as amended on March 4, 2013 (the “Purchase and Sale Agreement”), among MHE Acquisition LLC (“AcquisitionCo”), The McGraw-Hill Companies, Inc., (“MHC”) and certain other subsidiaries of MHC named therein, as sellers (collectively, the “Sellers”), and McGraw-Hill Education LLC, AcquisitionCo acquired from the Sellers all of the outstanding equity interests of certain subsidiaries of MHC named in the Purchase and Sale Agreement (collectively, the “Acquired Business”).

The Acquired Business included all of MHC’s educational materials and learning solutions business, which was comprised of two segments: (i) the Higher Education, Professional and International Group (the “HPI business”), which included post-secondary education and professional products both in the United States and internationally and (ii) the School Education Group business (the “SEG business”), which included school and assessment products targeting students in the PreK-12 market. We refer to the purchase of the Acquired Business as the “Founding Acquisition.” As of completion of the Founding Acquisition, Apollo Global Management, LLC (the “Sponsor”), certain co-investors and certain members of management directly or indirectly owned all of the equity interests of AcquisitionCo.

In connection with the Founding Acquisition, a restructuring (the “Restructuring”) was completed, the result of which was that the HPI business and the SEG business became held by different legal entities. The HPI business became held by McGraw-Hill Global Education Intermediate Holdings, LLC (“MHGE Holdings”) and its subsidiaries, while the SEG business became held by McGraw-Hill School Education Intermediate Holdings, LLC (“MHSE Holdings”) and MHSE Holdings' wholly owned subsidiary McGraw-Hill School Education Holdings, LLC ("MHSE"). MHGE Holdings and MHSE Holdings are separate wholly owned subsidiaries of MHE US Holdings, LLC (“Parent”). The Restructuring took place concurrently with the closing of the Founding Acquisition.

Overall Operating Results
The following table sets forth certain historical consolidated financial information for the three and nine months ended September 30, 2015 and September 30, 2014. The following table and discussion should be read in conjunction with the information contained in our historical consolidated financial statements and the notes thereto included elsewhere in this document.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited, in thousands, unless otherwise indicated)

	Three Months Ended September 30,		Nine months ended September 30,

	2015	2014	2015	2014
Revenue	$437,279	$462,128	$888,019	$918,444
Cost of goods sold	114,673	126,619	244,560	251,623
Gross profit	322,606	335,509	643,459	666,821
Operating expenses
Operating & administration expenses	150,295	166,469	436,315	488,406
Depreciation	6,936	2,047	19,477	10,958
Amortization of intangibles	22,755	22,261	69,403	79,007
Transaction related expenses	—	162	—	3,583
Total operating expenses	179,986	190,939	525,195	581,954
Operating (loss) income	142,620	144,570	118,264	84,867
Interest expense (income), net	31,936	35,466	98,233	115,612
Other (income) expense	(1,275)	(1,275)	(8,604)	(11,154)
(Loss) income from operations before taxes on income	111,959	110,379	28,635	(19,591)
Income tax (benefit) provision	38,610	13,186	12,740	(5,753)
Net (loss) income	73,349	97,193	15,895	(13,838)
Less: net (income) loss attributable to noncontrolling interests	—	—	—	299
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$73,349	$97,193	$15,895	$(13,539)
Revenue
Revenue for the three months ended September 30, 2015 and September 30, 2014 was $437,279 and $462,128, respectively, a decrease of $24,849 or 5%. Revenue for the nine months ended September 30, 2015 and September 30, 2014 was $888,019 and $918,444, respectively, a decrease of $30,425 or 3%. The decreases in both periods were driven by the segment factors described below.
MHGE Higher Education
MHGE Higher Education revenue for the three months ended September 30, 2015 and September 30, 2014 was $310,466 and $322,159, respectively, a decrease of $11,693 or 4%. The decrease in MHGE Higher Education revenue was primarily due to decreases in custom print sales and deferred revenue growth driven by increased digital sales, partially offset by increases in traditional print sales. Digital revenue increased primarily due to our McGraw-Hill Connect and LearnSmart offerings for the three months ended September 30, 2015 reflecting increased demand for both product lines.
MHGE Higher Education revenue for the nine months ended September 30, 2015 and 2014 was $585,747 and $594,978, respectively, a decrease of $9,231 or 2%. The decrease was primarily due to:

•
decreased print revenues, due primarily to extended new book revision cycles, rental and used alternatives for materials and the migration from traditional print to digital learning solutions; partially offset by

•	digital revenue growth driven primarily by our McGraw-Hill Connect, LearnSmart and ALEKS offerings; and

•	a favorable product returns reserve rate adjustment consistent with the ongoing market shift to digital learning solutions which experience a lower return rate.

MHGE Professional

MHGE Professional revenue for the three months ended September 30, 2015 and September 30, 2014 was $32,812 and $31,830, respectively, an increase of $982 or 3%. The increase was primarily due to an increase in subscription earned revenue coupled with an increase in book revenue.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited, in thousands, unless otherwise indicated)

MHGE Professional revenue for the nine months ended September 30, 2015 and 2014 was $86,480 and $84,982, respectively, an increase of $1,498 or 2%. The decrease was primarily due to:

•	print revenue decline due, in part, to a formal portfolio review and rationalization in late 2014;

•	decline in eBook revenues; partially offset by

•	new digital subscription revenue growth.

 MHGE International
MHGE International revenue for the three months ended September 30, 2015 and September 30, 2014 was $93,952 and $108,840, respectively, a decrease of $14,888 or 14%. The decrease was primarily driven by a $9,990 unfavorable foreign exchange impact on revenue for the three months ended September 30, 2015 compared to September 30, 2014, as a result of the constant currency comparisons estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year. In addition, business performance declines in Latin America and EMEA also contributed to the overall international decrease.
MHGE International revenue for the nine months ended September 30, 2015 and 2014 was $212,700 and $237,702 respectively, a decrease of $25,002 or 11%. The decrease was primarily due to:

•	unfavorable foreign exchange rate impact of $19,944 (estimated by re-calculating current period results of foreign operations using the average exchange rate from the prior period); and

•	a decline in print revenue; partially offset by

•	digital revenue growth primarily in higher education.

Geographic performance was driven by Middle East sales and higher education sales in Australia, offset by a decline in Latin America driven by lower K-12 and professional sales.
Cost of Goods Sold
Cost of goods sold for the three months ended September 30, 2015 and September 30, 2014 was $114,673, and $126,619, respectively. As a percentage of revenue, cost of goods sold for the three months ended September 30, 2015 and September 30, 2014 were 26% and 27%, respectively. This decrease was primarily driven by lower manufacturing costs as a result of lower custom print sales. Manufacturing costs as a percentage of revenue for the three months ended September 30, 2015 and September 30, 2014 were 12% and 13%, respectively, while royalty expenses as a percentage of revenue for the three months ended September 30, 2015 and September 30, 2014 were both 12%.
Cost of goods sold for the nine months ended September 30, 2015 and September 30, 2014 was $244,560 and $251,623, respectively. This decrease of $7,063 in 2015 was primarily driven by lower manufacturing costs due to lower custom print. As a percentage of revenue, cost of goods sold for the nine months ended September 30, 2015 and September 30, 2014 were 28% and 27%, respectively. Manufacturing costs as a percentage of revenue for the nine months ended September 30, 2015 and September 30, 2014 were 13% for both periods, while royalty expenses as a percentage of revenue for the nine months ended September 30, 2015 and September 30, 2014 were also 13%, for both periods.
Operating & Administration Expenses
Operating & administration expenses for the three months ended September 30, 2015 decreased $16,174, or 10% to $150,295. Operating and administrative expenses for the nine months ended September 30, 2015 decreased $52,091, or 11% to $436,315. These decreases are primarily the result of cost savings initiatives undertaken in 2014 including headcount reductions, facility rationalizations, technology optimization, and outsourcing. Operating & administration expenses as a percentage of revenue were 34% and 49% for the three and nine months ended September 30, 2015 versus 36% and 53% for the three and nine months ended September 30, 2014, respectively.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited, in thousands, unless otherwise indicated)

Depreciation & Amortization of Intangibles
Total depreciation and amortization expenses for the three months ended September 30, 2015 increased $5,383, or 22% to $29,691 and for the nine months ended September 30, 2015 decreased $1,085, or 1% to $88,880 compared to the same prior periods. The decrease in depreciation and amortization expenses is a result of the Company finalizing the determination of the fair value of the assets acquired subsequent to the Founding Acquisition.
Transaction related expenses
Transaction related expenses for the three and nine months ended September 30, 2014 were $162 and $3,583, respectively. There were no transaction related expenses in the three and nine months ended September 30, 2015. These amounts represent the transaction costs associated with the Founding Acquisition which include external legal and consulting expenses.
Interest expense, net
Interest expenses, net, for the three months ended September 30, 2015 decreased $3,530, or 10% to $31,936 and for the nine months ended September 30, 2015 decreased $17,379, or 15% to $98,233 compared to the same prior periods. The decrease was primarily a result of the voluntary principal payment of the term loan facility of $35,000 on March 24, 2014, the refinancing of the term loan facility to the aggregate principal amount of $687,925 and $679,000 on March 24, 2014 and May 4, 2015, respectively. In addition, the revised terms reduced the LIBOR floor from 1.25% to 1.0% and the applicable LIBOR margin from 7.75% to 3.75%. As discussed in Note 2 - The Founding Transactions to the combined consolidated financial statements, our Founding Acquisition was financed by borrowings consisting of an initial $810,000 6-year senior secured term loan credit facility, all of which was drawn at closing, $240,000 5-year senior secured revolving credit facility, of which $35,000 was drawn at closing, and an issuance of $800,000, 9.75% first-priority senior secured notes.
Provision for Taxes on Income
Taxes on income for the three months ended September 30, 2015 and September 30, 2014 were provisions of $38,610 and $13,186 and the effective tax rate was 34% and 12%, respectively. Taxes on income for the nine months ended September 30, 2015 and September 30, 2014 were provision of $12,740 and benefit of $5,753, and the effective tax rate was 44% and 29%, respectively. The difference between the rates was primarily due to changes in jurisdictional mix of forecasted income and losses.
Non-GAAP Financial Measures
Adjusted Revenue, EBITDA and Adjusted EBITDA

The SEC has adopted rules to regulate the use in filings with the SEC and in public disclosures of “non- GAAP financial measures,” such as Adjusted Revenue, EBITDA and Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with U.S. GAAP.

Adjusted Revenue is a non-GAAP financial measure that we define as the total amount of revenue that would have been recognized in a period if we recognized all revenue immediately at the time of sale. We use Adjusted Revenue as a performance measure given that we typically collect full payment for our digital and print solutions at the time of sale or shortly thereafter, but recognize revenue from digital solutions and multi-year deliverables ratably over the term of our customer contracts. Adjusted Revenue is a key metric we use to manage our business as it reflects the sales activity in a given period. Adjusted Revenue is U.S. GAAP revenue plus the net change in deferred revenue.

EBITDA, a measure used by management to assess operating performance, is defined as net income from continuing operations plus net interest, income taxes, depreciation and amortization (including amortization of pre-publication investment cash costs). Adjusted EBITDA is defined as EBITDA adjusted to exclude unusual items and other adjustments required or permitted under our debt agreements. Adjusted EBITDA is the fundamental profitability metric we use to manage our business as it reflects the sales activity in a given period, as well as the

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited, in thousands, unless otherwise indicated)

impact of our continuing investment in pre-publication activities, which are important to the ongoing success of our business.

Each of the above described measures is not a recognized term under U.S. GAAP and does not purport to be an alternative to revenue, income from continuing operations, income from operations or any other measure derived in accordance with U.S. GAAP as a measure of operating performance or to cash flows from operations as a measure of liquidity. Additionally, each such measure is not intended to be a measure of free cash flows available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Such measures have limitations as analytical tools, and you should not consider any of such measures in isolation or as substitutes for our results as reported under U.S. GAAP. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement U.S. GAAP results to provide a more complete understanding of the factors and trends affecting the business than U.S. GAAP results alone. Because not all companies use identical calculations, our measures may not be comparable to other similarly titled measures of other companies.

Management believes Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax rules in the jurisdictions in which companies operate, and capital investments. In addition, Adjusted Revenue and Adjusted EBITDA provides more comparability between the historical operating results and operating results that reflect purchase accounting and the new capital structure post the Founding Acquisition as well as the digital transformation that we are undertaking which requires different accounting treatment for digital and print solutions in accordance with U.S. GAAP.

Management believes that the inclusion of supplementary adjustments to Adjusted EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

	Nine months ended September 30,		Year Ended December 31,	LTM September 30,

	2015	2014	2014	2015
Net income (loss)	$15,895	$(13,838)	$3,526	$33,259
Interest (income) expense, net	98,233	115,612	146,124	128,745
Provision for (benefit from) taxes on income	12,740	(5,753)	(11,447)	7,046
Depreciation, amortization and pre-publication investment amortization	130,848	136,009	183,034	177,873
EBITDA	257,716	232,030	321,237	346,923
Change in deferred revenue (a)	41,116	22,934	10,875	29,057
Restructuring and cost savings implementation charges (b)	12,346	17,426	30,600	25,520
Sponsor fees (c)	2,625	2,625	3,500	3,500
Purchase accounting (d)	—	(2,600)	(2,600)	—
Transaction costs (e)	—	3,583	3,931	348
Acquisition costs (f)	—	2,855	2,833	(22)
Physical separation costs (g)	—	18,941	24,202	5,261
Other (h)	2,402	6,969	14,976	10,409
Pre-publication investment cash costs (i)	(30,921)	(35,335)	(50,263)	(45,849)
Adjusted EBITDA	285,284	269,428	359,291	375,147

Notes:

(a)
We receive cash up-front for most product sales but recognize revenue (primarily related to digital sales) over time recording a liability for deferred revenue at the time of sale. This adjustment represents the net effect of converting deferred revenues (inclusive of deferred royalties) on digital sales to a cash basis assuming the collection of all receivable balances.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited, in thousands, unless otherwise indicated)

(b)
Represents severance and other expenses associated with headcount reductions and other cost savings initiated as part of our formal restructuring initiatives to create a flatter and more agile organization.

(c)	Beginning in 2014, $3,500 of annual management fees was recorded and payable to the Sponsor.

(d)
Represents the effects of the application of purchase accounting associated with the Founding Acquisition, driven by the step-up of acquired inventory. The deferred revenue adjustment recorded as a result of purchase accounting has been considered in the deferred revenue adjustment.

(e)	The amount represents the transaction costs associated with the Founding Acquisition.

(f)	The amount represents costs incurred for acquisitions subsequent to the Founding Acquisition including ALEKS and LearnSmart.

(g)	The amount represents costs incurred to physically separate our operations from MHC. These physical separation costs were incurred subsequent to the Founding Acquisition and concluded in 2014.

(h)
For the nine months ended September 30, 2015, the amount represents (i) non-cash incentive compensation expense; (ii) elimination of the gain of $4,779 on sale of investment and (iii) other adjustments permitted and/or required in calculating covenant compliance under our debt agreements. For the nine months ended September 30, 2014, the amount represents (i) cash distributions to noncontrolling interest holders of $169; (ii) non-cash incentive compensation expense; (iii) elimination of non-cash gain of $7,329 in LearnSmart; and (iv) other adjustments permitted and/or required in calculating covenant compliance under our debt agreements.

(i)	Represents cash spent for pre-publication investment during the period.
Indebtedness and Liquidity

	As of
	September 30,		December 31,
(Dollars in thousands)	2015	2014	2014
Cash and cash equivalents	$194,950	$147,034	$232,098
Current portion of long-term debt	6,790	6,880	6,880
Long-term debt	1,445,738	1,448,937	1,447,473
Historically, we have generated operating cash flows sufficient to fund our seasonal working capital, capital requirements, expenditure and financing requirements. We use our cash generated from operating activities for a variety of needs, including among others: working capital requirements, investments in pre-publication investment, capital expenditures and strategic acquisitions.
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

•
the revolving credit facility in an aggregate principal amount of up to $240,000 with a maturity of five years, including both a letter of credit sub-facility and a swingline loan sub-facility. The amount available under the revolving credit facility at September 30, 2015 was $240,000.

On May 4, 2015, the Company made a voluntary principal payment of $325 and refinanced the term loan facility in the aggregate principal of $679,000. The revised terms reduce the applicable LIBOR margin from 4.75% to 3.75%.  The LIBOR floor remains at 1%.  All other terms remain unchanged. Quarterly principal payments were reduced from $1,720 to $1,698, maintaining the amortization rate at ¼ of 1% of the refinanced principal amount.

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

The interest rate on the borrowings under the Senior Facilities is based on LIBOR or Prime, plus an applicable margin. The interest rate was 4.75% at September 30, 2015 for the term loan facility and there were no outstanding borrowings under the revolving credit facility. The term loan facility and the revolving credit facility were issued at a discount of 3% and 2%, respectively. Debt issuance costs and the discount are amortized over the term of the respective facility using the effective interest method and are included in interest expense, net within the consolidated statements of operations. The amount of amortization included in interest expense, net was $3,884 and $3,371 for the three months ended September 30, 2015 and September 30, 2014, respectively. The amount of amortization included in interest expense, net was $8,644 and $9,239 for the nine months ended September 30, 2015 and September 30, 2014, respectively.
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
The revolving credit facility includes a springing financial maintenance covenant that requires MHGE Holdings net first lien leverage ratio not to exceed 7.00 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to Adjusted EBITDA, as defined in the First Lien Credit Agreement, of MHGE Holdings and its consolidated subsidiaries). The covenant will be tested quarterly when the revolving credit facility is more than 20% drawn (including outstanding letters of credit), beginning with the fiscal quarter ended June 30, 2013, and will be a condition to drawings under the revolving credit facility (including for new letters of credit) that would result in more than 20% drawn thereunder. As of September 30, 2015, the borrowings under the revolving credit facility were less than 20%, and so the covenant was not in effect.
Adjusted EBITDA reflects EBITDA as defined in the First Lien Credit Agreement. Solely for the purpose of calculating the springing financial covenant, pre-publication investments should be excluded from the calculation of Adjusted EBITDA.

The fair value of the term loan facility was approximately $676,450 and $677,640 as of September 30, 2015 and December 31, 2014, respectively. The Company estimates the fair value of the term loan facility utilizing the market quotations for debt that have quoted prices in active markets. Since the term loan facility does not trade of a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, based on fair value hierarchy established in accordance with authoritative guidance for fair value measurements (Level 2).
9.75% First-Priority Senior Secured Notes due 2021
In connection with the Founding Acquisition, on March 22, 2013, the Issuers issued $800,000 in principal amount of the Notes in a private placement. The Notes bear interest at a rate of 9.75% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. The Notes were issued at a discount of 1.36%. Debt issuance costs and the discount are amortized over the term of the Notes using the effective interest method and are included in interest expense, net within the consolidated statements of operations. The amount of amortization included in interest expense, net was $1,208 and $1,498 for the three months ended September 30, 2015 and 2014, respectively. The amount of amortization included in interest expense, net was $3,561 and $4,494 for the nine months ended September 30, 2015 and 2014, respectively.
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
(Unaudited, in thousands, unless otherwise indicated)

The fair value of the Notes was approximately $870,000 and $890,000 as of September 30, 2015 and December 31, 2014, respectively. The Company estimates the fair value of its Notes based on trades in the market. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).

Scheduled Principal Payments
The scheduled principal payments required under the terms of the Senior Facilities and the Notes as of September 30, 2015 were as follows:

September 30, 2015
Remainder 2015	1,698
2016	6,792
2017	6,792
2018	6,792
2019	653,531
2020 and beyond	800,000
1,475,605
Less: Current portion	6,790
$1,468,815
Other Transactions and Arrangements

On July 17, 2014 the Company’s parent company, MHGE Parent, LLC (“MHGE Parent” and, together with its subsidiaries, “McGraw-Hill Global Education”) and MHGE Parent Finance, Inc. (“MHGE Parent Finance” and, together with MHGE Parent, the “Issuers”), issued $400,000 aggregate principal amount of Senior PIK Toggle Notes due 2019 (the “PIK Toggle Notes”) in a private placement. The PIK Toggle Notes were issued at a discount of 1%. The proceeds from this private offering were used to make a return of capital to the equity holders of MHGE Parent and pay certain related transaction costs and expenses.
The PIK Toggle Notes bear interest at 8.5% for interest paid in cash and 9.25% for in-kind interest, “PIK”, by increasing the principal amount of the PIK Toggle Notes by issuing new notes. Interest is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2015. The first semi-annual interest payment due must be paid in cash and was paid on February 2, 2015 in the amount of $18,322. In addition, the Company paid a dividend of $21,500 on April 3, 2015 to MHGE Parent in advance of MHGE Parent's interest payable due on August 1, 2015. The determination as to whether interest is paid in cash or PIK is determined based on restrictions in the credit agreement governing the Senior Facilities and the indenture governing the Senior Secured Notes for payments to MHGE Parent. PIK may be paid either 0%, 50% or 100% of the amount of interest due, dependent on the amount of any restriction. The PIK Toggle Notes are junior to the debt of all of the Company's subsidiaries, are not guaranteed by any of the parent company’s subsidiaries and are a contractual obligation of MHGE Parent.
On April 6, 2015, additional aggregate principal amount of $100,000 was issued under the same indenture, and part of the same series, as the outstanding $400,000 of the Notes previously issued by the Issuers. The proceeds from this private offering were used to make a return of capital to the equity holders of MHGE Parent and pay certain related transaction costs and expenses.
On May 4, 2015, the Company made a voluntary principal payment of $325 and refinanced the term loan facility in the aggregate principal of $679,000. The revised terms reduce the applicable LIBOR margin from 4.75% to 3.75%.  The LIBOR floor remains at 1%.  All other terms remain unchanged. Quarterly principal payments were reduced from $1,720 to $1,698, maintaining the amortization rate at ¼ of 1% of the refinanced principal amount.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited, in thousands, unless otherwise indicated)

Cash Flows
Cash and cash equivalents were $194,950 and $232,098 as of September 30, 2015 and December 31, 2014, respectively.
Cash flows from operating, investing and financing activities are presented in the following table:

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities	$67,817	$82,612
Cash flows from investing activities	(56,188)	(94,919)
Cash flows from financing activities	(45,562)	(93,829)
Net cash flows from operating activities consist of profit after tax, adjusted for changes in net working capital and non-cash items such as depreciation, amortization and write-offs, and movements in provisions and pensions. For the nine months ended September 30, 2015 and September 30, 2014, respectively:

•
Cash flows provided by operating activities in the nine months ended September 30, 2015 and September 30, 2014 was $67,817 and $82,612, respectively. The cash provided by operating activities decreased as a result of lower contributions from working capital due to the timing of payments and the funding of Holdco interest payments.

•
Cash flows used for investing activities in the nine months ended September 30, 2015, was $56,188, primarily reflected capital expenditure of $30,969 mainly on technology projects as well as pre-publication investment of $30,921, partially offset by proceeds from sale of investment of $12,500. Cash flows used for investing activities in the nine months ended September 30, 2014 was $94,919, primarily reflected payments of $56,453 for LearnSmart and Ryerson acquisitions as well as pre-publication investment of $35,335.

•
Cash flows used for financing activities in the nine months ended September 30, 2015, were $45,562 and primarily reflected payments on the term loan and the dividend payment to MHGE Parent of $39,822. Cash flows used for financing activities for the nine months ended September 30, 2014 was $93,829, primarily as a result of payment of term loan of $40,160 and payment of the deferred purchase price for ALEKS of $53,500.

Capital Expenditure and Pre-publication Investment
Part of our plan for growth and stability includes disciplined capital expenditures and pre-publication investment.
An important component of our cash flow generation is our pre-publication efficiency. We have been focused on optimizing our pre-publication investment to generate content that can be leveraged across our full range of products, maximizing long-term return on investment. Pre-publication investments, principally external preparation costs, are amortized from the year of publication over their estimated useful lives, one to six years, using either an accelerated or straight-line method. The majority of the programs are amortized using an accelerated methodology. We periodically evaluate the amortization methods, rates, remaining lives and recoverability of such costs. In evaluating recoverability, we consider our current assessment of the market place, industry trends, and the projected success of programs. Our pre-publication investments were $30,921 and $35,335 for the nine months ended September 30, 2015 and September 30, 2014, respectively.
Capital expenditures include purchases of property, plant and equipment and additions to technology projects. Capital expenditures were $30,969 and $15,317 for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Unaudited, in thousands, unless otherwise indicated)

Our planned capital expenditures and pre-publication investments will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. Cash needed to finance investments and projects currently in progress, as well as additional investments being pursued, is expected to be made available from operating cash flows and our credit facilities. See Debt and Liquidity for further information.
Off-Balance Sheet Arrangements
As September 30, 2015, we did not have any relationships with uncombined entities, such as entities often referred to as specific purpose or variable interest entities where we are the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not exposed to any financial liquidity, market or credit risk that could arise if we had engaged in such relationships.
Contractual Obligations
The following table summarizes our significant contractual obligations and commercial commitments as of September 30, 2015, over the next several years that relate to our continuing operations:

	Payments due by Period
	Total	2015 Q4	2016-2017	2018-2019	2020 and beyond
Long-term debt, including current portion (1)	$1,475,605	$1,698	$13,584	$660,323	$800,000
Interest on long-term debt (2)	564,337	28,008	221,890	197,439	117,000
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
Interest Rate Risk
We have issued fixed and floating-rate debt and will be subject to variations in interest rates in respect of our floating-rate debt. Borrowings under our Senior Facilities will accrue interest at variable rates, and a 100 basis point increase in the LIBOR on our debt balances outstanding as of September 30, 2015 would increase our annual interest expense by $2,227. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.
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

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

McGraw-Hill Global Education Intermediate Holdings, LLC (Registrant)
Date: November 12, 2015	/s/ PATRICK MILANO Patrick Milano Executive Vice President, Chief Financial Officer, Chief Administration Officer and Assistant Secretary

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document