Form 10-K
period 2015-12-31
McGraw-Hill Global Education Intermediate Holdings, LLC
filed 2016-03-30
CIK 1585002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the year ended December 31, 2015

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

i

Presentation of Financial Information

This Annual Report on Form 10-K contains financial statements of McGraw-Hill Global Education Intermediate Holdings, LLC. On March 22, 2013, MHE Acquisition, LLC (“AcquisitionCo”), acquired all of the outstanding equity interests of certain subsidiaries of The McGraw-Hill Companies, Inc. (“MHC”) pursuant to the Purchase and Sale Agreement, dated as of November 26, 2012 and as amended on March 4, 2013 (collectively, the “Acquired Business”). As a result of this transaction, investment funds affiliated with Apollo Global Management, LLC (the "Sponsors") acquired 100% of AcquisitionCo. We refer to the purchase of the Acquired Business and the related financing transactions as the “Founding Acquisition.” Following the Founding Acquisition, MHC has been known as McGraw Hill Financial, Inc. See “Business -The Founding Acquisition” for further information on the Founding Acquisition and our resultant corporate structure.

Use of Non-GAAP Financial Information

We have provided Adjusted Revenue, EBITDA and Adjusted EBITDA and the ratios related thereto in this Annual Report on Form 10-K because we believe they provide investors with additional information to measure our performance. We use Adjusted Revenue as a performance measure because full payment for digital and print solutions is normally collected close to the time of sale whereas revenue from multi-year deliverables is recognized ratably over the term of the customer contract. We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future as well as other items. Further, we believe Adjusted EBITDA provides a meaningful measure of operating profitability because we use it for evaluating our business performance and understanding certain significant items.

Adjusted Revenue, EBITDA and Adjusted EBITDA are not presentations made in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and our use of terms, varies from others in our industry. Adjusted Revenue, EBITDA and Adjusted EBITDA should not be considered as alternatives to revenue, income from continuing operations, income from operations, or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance or cash flows as measures of liquidity. Adjusted Revenue, EBITDA and Adjusted EBITDA have important limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. Further, EBITDA:

•	excludes certain tax payments that may represent a reduction in cash available to us;

•	does not reflect any cash capital expenditure requirements for assets being depreciated and amortized that may have to be replaced in the future;

•	does not reflect changes in, or cash requirements for, our working capital needs; and

•	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness.

In addition, Adjusted EBITDA:

•	includes estimated cost savings and operating synergies, including some adjustments not permitted under Article 11 of Regulation S-X;

•	does not include one-time expenditures, including costs required to realize the synergies referred to above;

•	reflects the net effect of converting deferred revenues (inclusive of deferred royalties) to a cash basis assuming the collection of all receivable balances;

•	does not include management fees paid to entities and investment funds affiliated with Apollo Global Management, LLC, which will discontinue upon completion of this offering; and

•
does not reflect the impact of earnings or charges resulting from matters that we and the lenders under our senior secured credit facilities may consider not to be indicative of our ongoing operations.

Our definition of Adjusted EBITDA allows us to add back certain non-cash and other charges or costs that are deducted in calculating net income from continuing operations. However, these are expenses that may recur,

ii

vary greatly and can be difficult to predict. They can represent the effect of long-term strategies as opposed to short-term results. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes.

Because of these limitations, we rely primarily on our U.S. GAAP results and use Adjusted Revenue, EBITDA and Adjusted EBITDA only supplementally. See “Financial Information—Our Key Metrics.”

Trademarks

This Annual Report on Form 10-K contains references to our trademarks and service marks. Solely for convenience, trademarks and trade names referred to in this prospectus may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

iii

PART I
FINANCIAL INFORMATION

Our Company

We are a leading provider of outcome-focused learning solutions, delivering both curated content and digital learning tools and platforms to the students in the classrooms of approximately 250,000 higher education instructors and a wide variety of academic institutions, professionals and companies in over 135 countries. We have evolved our business from a print-centric producer of textbooks and instructional materials to a leader in the development of digital content and technology-enabled adaptive learning solutions that are delivered anywhere, anytime. We believe we have established a reputation as an industry leader in the delivery of innovative educational content and methodologies. For example, in the higher education market, we were the first in our industry to introduce digital custom publishing, which permits instructors to tailor content to their specific needs. We also created LearnSmart, one of the first digital adaptive learning solutions in the higher education market which leverages our proprietary content and technology to provide a truly personalized learning experience for students. Today we have over 1,400 adaptive products in higher education.

We believe our brand, content, relationships, and distribution network provide us with a distinct competitive advantage. Over our 125 year history, the “McGraw-Hill” name has grown into a globally recognized brand associated with trust, quality and innovation. We partner with more than 14,000 authors and educators in various fields of study who contribute to our large and growing collection of proprietary content. Our collection includes well-known titles and programs across each of our principal markets. For example, in the United States higher education market, Economics: Principles, Problems, and Policies (McConnell/Brue/Flynn) is a leading Economics program. In addition, Harrison’s Principles of Internal Medicine is one of the most widely-sold global medical reference solutions to the professional market, with our complementary digital offering AccessMedicine available in almost every medical school in the United States. We sell our products and solutions across multiple platforms and distribution channels, including our large network of over 1,000 sales professionals.

As learners and educators have become increasingly outcome-focused in their search for more effective learning solutions, we have embraced adaptive learning tools as a central feature of our digital learning solutions. Adaptive learning is based on educational theory and cognitive science that emphasizes personalized delivery of concepts, continuous assessment of gained and retained knowledge and skills, and design of targeted and personalized study paths that help students improve in their areas of weakness while retaining competencies. We have developed a unique set of digital solutions by combining innovative adaptive learning methods with our proprietary content and digital delivery platforms. These solutions provide immediate feedback, and we believe they are more effective than traditional print textbooks in driving positive student outcomes. For the instructor, time spent on active learning experiences increases significantly as a result of a reduction in time spent on administrative tasks and the availability of critical data to help better focus in class instruction.

In the United States higher education market, where the pace of digital adoption is the most rapid of all of our end markets, the success of our sales of adaptive offerings has led to a 160 basis point increase in higher education market share from 2012 to 2015 according to Management Practice, Inc. ("MPI"), an independent education research firm.

Our three operating segments are:

(1)
Higher Education (65% of total revenue in 2015): We are a top-three provider in the United States higher education market with a 21% market share for the year ended December 2015 according to MPI. We provide students, instructors and institutions with adaptive digital learning tools, digital platforms, custom publishing solutions and traditional printed textbook products. The primary users of our solutions are students enrolled in two- and four-year non-profit colleges and universities, and to a lesser extent, for-profit institutions. We sell our Higher Education solutions to well-known online retailers, distribution partners and college bookstores, who subsequently sell to students. We also increasingly sell directly to students via our proprietary e-commerce platform, which currently represents one of our three largest distribution channels in this segment, with revenue having grown from $105 million for the year ended December 31, 2014(Successor) to $140 million for the year ended December 31, 2015 (Successor). For the year ended December 31, 2015 (Successor), 45% of Higher Education revenue was derived from digital products.

(2)
International (25% of total revenue in 2015): We leverage our global scale, including approximately a 470 person sales force, brand recognition and extensive product portfolio to serve students in the higher education, K-12 and professional markets in over 135 countries outside of the United States. Our products and solutions for the International segment are produced in nearly 60 languages and primarily originate from our offerings produced for the United States market and that are later adapted to different international markets. Sales of digital products are growing significantly in this market, and we continue to increase our inventory of digital solutions. For the year ended December 31, 2015 (Successor), 10% of International revenue was derived from digital products.

(3)
Professional (10% of total revenue in 2015): We are a leading provider of medical, technical and engineering content for the professional, education and test preparation communities. Our digital subscription products had a 94% annual retention rate in 2015 and are sold to over 2,700 customers, including corporations, academic institutions, libraries and hospitals. For the year ended December 31, 2015 (Successor), 46% of Professional revenue was derived from digital products, including digital subscription sales.

Our Industry
We compete in the market for educational services in the United States and abroad. It is one of the largest sectors in the United States economy and, according to GSV Advisors, spending on education in 2015 was $1.6 trillion and are forecast to increase to $2.0 trillion in 2020. Global educational expenditures in 2015 were $4.9 trillion and are forecast to increase to $6.3 trillion in 2020, according to GSV Advisors.

Higher Education
We are a leading provider in the market for new instructional solutions in the United States higher education segment, which was estimated to be approximately $4.0 billion in 2015, according to MPI. This market includes digital learning solutions as well as traditional and custom print textbooks, but excludes rental and used print textbooks. Rental and used materials are commonly purchased by students as a substitute for new materials. Based on estimates for used and rental substitutes, the overall market for textbooks is significantly larger than the market for new instructional materials. Based on a report from Veronis Shuler Stevenson, used textbook purchases represent approximately 30% of the overall market, and textbooks represent approximately 8% of the overall market for instructional materials based on a report from Student Monitor. We believe the increased use of digital products will drive significant growth in our addressable market given digital products are not provided in a rental or used form.
The importance of higher education in the United States is clear. 65% of all jobs in the United States will require some form of postsecondary education or training by 2020, up from 28% in 1973 and 59% in 2010, according to Georgetown University Public Policy Institute. We expect another key long-term driver of growth in the higher education market to be increasing student enrollment, which has been steadily growing over the last several decades. Enrollment at degree-granting institutions in the United States was approximately 20 million in Fall 2014, representing a 2% CAGR since 2000 and a 2% CAGR since 1970, according to The National Center for Education Statistics ("NCES"). Although there was a decline in enrollment from 2012 to 2014, prior to that there had been only four years since 1970 during which enrollment declined by more than 1% over the prior year, and in three cases (1976, 1984, 1993) enrollment growth resumed within three years.
Public and political scrutiny of the disparity between funding and student outcomes has increased demand for greater transparency and accountability for spending on education. With educational institutions under pressure to increase their student retention and graduation rates, new and more effective methods of teaching and learning are in demand. Almost 80% of faculty in higher education in the United States believe the most important initiative at their institution is improving student learning outcomes, according to a Book Industry Study Group, Inc. ("BISG") 2015 survey.
Despite the significant government expenditures in education, low college graduation rates and insufficient job placement in the United States have resulted in additional social and economic costs including rising aggregate and per capita student loan debt and increasing incidents of default. In addition, American students are not learning the skills and knowledge they need to succeed in an increasingly competitive global marketplace.
According to Complete College America, excluding top schools, only 19% of students on average graduate from 4-year schools “on time” (6-years) across the United States and, according to NCES, approximately 60% of first-time, full-time students graduated from 4-year and 2-year institutions in 2013.
In a recent study by the Foundation for Excellence in Education, two-thirds of college professors report that what is taught in high school does not prepare students for college and, according to ACT, 2015, approximately one in four high school students graduates ready for college in all four core subjects (English, reading, math and science), resulting in a third of students who enter college requiring remedial courses to meet basic levels of proficiency.
Public policy initiatives aimed at improving student outcomes and accountability within higher education in the United States extend to college and career readiness standards in the K-12 market. An important aspect of postsecondary student success is adequate preparation via primary and secondary education. Currently, 1.7 million students each year begin college in remediation and only about a third complete bachelor’s degrees in six years, according to Complete College America. In the United States, improved college readiness has been a focal point for lawmakers, which has led to an increased focus on the linkage between K-12 funding and higher student achievement of educational standards.
International
The global e-Learning market, including higher education, K-12 and professional training, is expected to grow from $74 billion in 2015 to $131 billion by 2019, with educational content accounting for approximately 80% of the total, according to Technavio. This large international education market is increasingly focused on digital content due to the growing penetration of the smartphone. Individuals in developing countries are nearly twice as likely to use connected devices (i.e. mobile phones or tablets) for educational purposes on a regular basis as those in developed markets, according to Juniper Networks. Today, through our significant investment in digital solutions and Digital Platform Group ("DPG"), we plan to increasingly capitalize on these strong market trends.

The accelerating shift toward a knowledge-based economy is fueling demand for higher levels of education around the world. The importance of higher education in the United States is clear. 65% of all jobs in the United States will require some form of postsecondary education or training by 2020, up from 28% in 1973 and 59% in 2010, according to Georgetown University Public Policy Institute. As higher education becomes more important to the success of the global economy, governments have increased their emphasis on student preparation and postsecondary readiness through funding requirements of primary and secondary education programs.
The trend towards increased globalization has generated demand for higher levels of educational attainment in international markets as well. There are more than 50 countries in which English is either the official or the primary language and, in many developing countries, educational agendas emphasize the use of English as a universal language for commerce and other sectors of the economy. English is spoken at a useful level by approximately 1.75 billion people worldwide, and is projected to increase to 2.0 billion by 2020, according to the British Council. We believe this trend will increase the readily addressable market for our educational solutions, which are often initially created for English-speaking students before being adapted for international markets.

We expect the investment in education to continue to grow as student enrollment rises around the world. According to UNESCO, global higher education enrollment was nearly 198 million students in 2013, and doubling since 2000.
Professional
As the United States economy continues to recover, we expect the market for professional education resources to grow, particularly among industry sectors that are experiencing more rapid growth in jobs. The Professional and Business Services and Healthcare and Social Assistance industry sectors are expected to add nearly 6 million jobs between 2014 and 2024, more than all other United States industries combined, according to the Bureau of Labor Statistics ("BLS"). We derive a substantial portion of our Professional revenue from these two markets.

Our Competitive Strengths
We believe the following to be our most important competitive strengths:
Widely recognized brand with global reach and expansive scale.
We believe our brand recognition is driven by our long-standing history of over 125 years in the industry and our ownership of globally well-known titles such as Harrison’s Principles of Internal Medicine and Samuelson’s Economics, which have been cornerstones of education around the world for decades. We distribute our products in over 135 countries across Asia-Pacific, Europe, India, Latin America and the Middle East. We believe that our brand, global reach and scale provide us with a defensible market position and present significant barriers to entry. We expect to leverage our market position and internal infrastructure and operational resources to further grow revenues and gain market share by increasing distribution of learning solutions through our network.
In the United States, our products are sold in over 5,000 higher education institutions. Our sales force of over 1,000 persons maintain close relationships with the individual instructors that represent the primary decision makers in the higher education market. In addition, our growing suite of digital products allows us to develop direct relationships with an even larger group of customers, including over 3 million higher education students and instructors who were users of our Connect platform in 2015.
Proprietary and unique content, developed over many years, leveraged in digital adaptive learning.
Our portfolio of proprietary content developed over 125 years and built around market leading titles has been the foundation of our transformation into a large and growing digital learning solutions provider. We increased the market share of our top ten Higher Education product categories by 160 bps from 2012 to 2014, as reported by AAP.  These top ten product categories represented over 50% of industry net sales as reported by AAP in 2014. This market leadership has uniquely positioned us to extend our portfolio of traditional print products by offering digital alternatives and new digital solutions that incorporate our existing content and curriculum. The future potential of digital learning solutions is illustrated by a 2015 BISG survey which states that 77% of the instructors who use an integrated digital learning system, such as our Connect platform, require the purchase of that system for their courses and base approximately 26% of the students’ grades on homework assigned through such platforms.
In addition to leveraging digital formats to extend the reach of existing print content, we create all new content in a digital format and optimize it for use in an adaptive environment. This has reduced our development costs and enhanced our ability to use new content for the future development of additional products. We believe that our repositories of over nine petabytes of digital content, which is over nine million gigabytes, provide us with an opportunity to more quickly and effectively bring future products to market. Our centralized DPG team ensures that all of our digital solutions are immediately available to customers running a wide range of different technology architectures.
First mover in digital adaptive learning solutions and strong capabilities in digital technology.
We believe the significant investment we have made in our digital capabilities has made us a longstanding leader in digital adaptive learning. Today, our annualized spend in our DPG, including operating and capital expenditures, has grown from less than $70 million in 2012 to approximately $122 million in 2014 and approximately $139 million in 2015. In addition to our organic investments, we have committed in excess of $195 million for the acquisitions of ALEKS and LearnSmart, which have significantly strengthened our platform and adaptive digital offerings. Our LearnSmart solution has been one of the most widely used adaptive platforms in higher education since its launch in 2009, and ALEKS, our digital adaptive learning solution originally developed for K-12 math, originated in 1992 with a National Science Foundation grant. Our long history of offering adaptive learning solutions has allowed us to develop a growing and robust database of student interactions relating to achievement of learning objectives, which we use to continuously improve the effectiveness of our platforms. For example, LearnSmart has generated almost 5 billion interactions with students since inception in 2009, recently growing at an average of more than 100 million interactions per month. In addition to using this information to enhance the effectiveness of our adaptive tools, we share data on interactions with instructors to help them more effectively integrate our solutions into their lessons, focusing on content that students are having difficulty learning, reinforcing our relationships and making our solutions more difficult to displace.
Our interactions data are also leveraged on an ongoing basis to create new adaptive technology solutions. For Higher Education, our SmartBooks adaptive offering, introduced in 2013, is among the first adaptive reading experiences for higher education that utilizes data analytics combined with a deep repository of proprietary content to improve learning outcome. In the higher education market alone, we have increased our number of adaptive products from 40 in 2012 to over 1,400 as of December 31, 2015.

Highly attractive business model positioning us for growth.
We enjoy a business model that is highly cash generative. As we derive an increasing amount of Adjusted Revenue from digital products, we have been able to operate our business with decreasing levels of pre-publication expenditures and less working capital requirements. Our strong cash flow has enabled significant investment in our digital capabilities, several key strategic acquisitions, return of capital to our shareholders and continued deleveraging. Since the Founding Acquisition in 2013, our strong cash flow has funded two acquisitions, including ALEKS and LearnSmart that included cash components totaling $133 million. We also completed a minority interest buy-out of Ryerson Canada (our Canadian business) for $27 million and made a minority investment in English Language Learning provider Busuu for €6 million. In addition, we have made significant investments in the staffing of DPG, which supports ongoing innovation, development and maintenance of our technology platforms, reducing our pre-publication and capital expenditure requirements and our dependence on third parties.
In addition to our ongoing shift towards a more digitally-enabled model, another important driver of increasing free cash flow generation has been our demonstrated success in implementing various cost saving measures. We expect these opportunities to continue to improve our operating margins and fund ongoing investment in our digital capabilities. Since our March 2013 sale to Apollo through December 31, 2015, we have identified and actioned approximately $100 million of annualized cost savings, with nearly $85 million realized to date. We plan to achieve the full run-rate benefit of these savings by the end of 2017.

Talented management team and employee base.
Since being acquired by Apollo in March 2013, we have enhanced our leadership team with the addition of proven leaders including a new CEO, Presidents of each business segment, a new CIO and a Head of Communications. Our leadership team consists of professionals averaging over 20 years of experience in a range of industries that include education, technology and media with various leadership positions at Bain, Gartner, Harvard Business School, Pearson, Reed Elsevier, Standard & Poor’s, Sylvan Learning, Symbian, UBM, and Wolters Kluwer as well as start-ups such as Intelligent Solutions.

Our Growth Strategies
The key elements of our growth strategies are described below.
Further our leadership in digital solutions and digital technology.
We intend to capitalize on the increasing market demand for digital learning solutions by expanding our portfolio of technology-enabled adaptive tools and learning solutions. By leveraging a common software architecture and platform, we will be able to quickly design, develop and test innovative products. Our next generation products, several of which have been recently deployed or are currently in development, will also benefit from the experience we have gained from our existing product suite. These products will have enhanced flexibility, provide greater ability for our users to create custom solutions, and better analyze learning data. We believe these next generation products will further our leadership in our key markets and allow us to grow our revenues at a faster rate than the overall market.
We also expect that increased adoption of our digital solutions in the higher education market will expand our revenue opportunity by limiting the availability of used and rental alternatives. As instructors mandate and integrate digital solutions into their classrooms, learning will become more personalized. We believe there is a significant growth opportunity for the use of personalized learning programs, which can further the disintermediation of the used and rental market.
In order to better leverage technology across all of our businesses, drive product innovations and create a more efficient product development process, we are consolidating technologies to eliminate duplicative capabilities. We expect this effort will reduce maintenance costs and unlock creative synergies across our engineering teams. We will also streamline our tools and platforms for efficient and effective delivery with open application program interfaces. This rationalization and simplification of our delivery platforms will reduce costs, freeing up capital for investment in new products.
Increase our penetration in our largest, most profitable disciplines and sub-markets.
In Higher Education, we intend to make additional investments in large customer segments with the greatest strategic value, such as freshman and sophomore general education and developmental courses. As a core competency, we will continue to identify high value segments through rigorous customer segmentation analysis and discipline-specific market insight. These key areas contain the least specialized curriculum, have the highest enrollment, are likely to be taught at a high percentage of institutions and will benefit the most from digital solutions that track students’ progress. By focusing our investments on these areas, we believe we can increase market share and drive further revenue growth. Going forward, we will prioritize opportunities based on rigorous customer segmentation analysis and specific market insights.
Introduce new enterprise solutions aimed at education effectiveness and student retention.
We believe our learning science focus, highly talented DPG team and the large amount of data we collect via our adaptive learning solutions uniquely position us to offer enterprise services that help our institutional customers improve educational outcomes and accountability. We intend to sell a number of new products and services, including our Connect Insight product, that offer enterprise-wide course development and design services, analytical tools focused on optimizing student performance and retention, and college and career readiness programs and services.
Leverage our digital solutions in International and Professional markets.
We intend to leverage our large global sales presence, our DPG team, deep local knowledge and numerous strategic partnerships to adapt our leading portfolio of English language content and digital solutions to meet local market needs, such as culture, language and curricula. We believe that this will allow us to rapidly scale our presence in international markets, with particular focus on emerging markets in Latin America, the Middle East, Africa and Asia Pacific.

We also believe we can achieve significant growth by utilizing our adaptive learning competencies to enter and disrupt attractive education segments. These include the high stakes test preparation markets in selected geographies, vocational and skills-based training markets, and the corporate training market where personalized adaptive learning has significant value to the enterprise.
License our software and platforms to other education industry participants and the corporate training market.
We intend to license our leading portfolio of software, platforms and capabilities to other market participants in both the education and corporate markets. Education industry participants, such as universities and international content providers, can save significant development costs by using our technology to deliver their own content, in their own local languages and with features designed for their own unique markets. We have estimated this addressable market at approximately $1 billion, which is based on our estimate of the potential for publishers who do not have their own digital solution or are sub-scale in education to outsource their technology development efforts to us.
We will also market to corporate partners who can benefit from our proven and effective adaptive technology, especially in high-stakes areas where it is important to demonstrate mastery. This will allow corporate partners to provide personalized corporate training and professional development programs that capitalize on our data reporting and analysis tools. In 2015, we launched our first successful pilot of this program, which we have already expanded, and our pipeline of potential education and corporate clients is building. According to the International Data Corporation ("IDC"), the U.S. corporate e-learning market was estimated at $16.8 billion in 2015 and grew at a 8.7% compound annual growth rate since 2006. While it is difficult to estimate our direct addressable market, the overall level of spending on U.S. corporate e-learning does present a significant growth opportunity.
Continue to evolve our digital-centric business model to generate significant free cash flow.
We will continue to drive towards a digital-centric business model which will allow us to continue to generate significant free cash flow over time as we derive an increasing proportion of our sales from digital learning solutions. We expect our digital-centric model to continue to result in higher margins and lower capital intensity as we drive efficiencies in our business from reduced operating expenditures, reduced print inventory and more efficient pre-publication investment relative to revenue. We expect to use our free cash flow to fund our growth, delever our balance sheet and, potentially, return capital to shareholders over time.

Selectively pursue acquisitions.

We will consider acquisitions that expand our product offerings, accelerate our digital product development and add important content. We believe our brand and scale allow us to derive significant benefit from emerging education technology companies, which would be challenged to attain a significant market position as standalone companies.

Our Products

Higher Education Products

Higher Education provides adaptive digital learning tools, digital platforms, custom publishing solutions and traditional printed textbook products with capabilities in adaptive learning, homework tools, lecture capture and Learning Management System ("LMS") integration for post-secondary markets. We have invested significantly in a suite of digital and custom learning solutions, and our instructional materials include digital and printed texts, lab manuals, interactive study guides, testing materials, software and other multimedia products covering the full spectrum of subjects. Although we cover all major academic disciplines, our content portfolio is organized into three key disciplines: (i) Business, Economics and Career; (ii) Science, Engineering and Math; and (iii) Humanities, Social Science and Languages. Substantially all of Higher Education’s revenue is generated from approximately

2,000 individual titles, including print and digital formats, with no single title accounting for more than 2% of revenue. We have longstanding and exclusive relationships with many authors and nearly all of our products are covered by copyright in major markets, providing us the exclusive right to produce and distribute such content in those markets during the applicable copyright term. Higher Education’s products consist of the following:

I. Digital Learning Solutions
Higher Education’s digital learning solutions include, among other features, adaptive digital learning tools, online assessment software, course management software, cloud-based classroom activity capture and replay, online access to eBooks and social network and community tools. These solutions form a seamless, fully-digital ecosystem that enhances the value and results of higher education over the entire learning lifecycle. We have increased the number of adaptive offerings from 40 in 2012 to over 1,400 at the end of 2015. For the years ended December 31, 2015 and 2014 (Successor) and for the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), Higher Education digital revenue represents 45% ($359 million), 38% ($319 million) and 32% ($211 million) and 45% ($49 million) of total Higher Education revenue, respectively.

For the years ended December 31, 2015 and 2014 (Successor), the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), Higher Education digital Adjusted Revenue (including the change in deferred revenue) represents 45% ($374 million), 39% ($322 million), 32% ($233 million) and 44% ($41 million), of total Higher Education Adjusted Revenue, respectively.

Our core digital learning platforms include:

McGraw-Hill Connect: an open learning environment that allows instructors to integrate digital content into their programs and create a customized learning environment, accessible by students anytime and anywhere through their devices. Students can learn interactively through homework and practice questions, embedded video, simulations, virtual laboratories, audio programs and online games. McGraw-Hill Connect contains a suite of tools, including integrated eBooks, course and assignment set-up tools, grading and feedback tools, learning aids, reporting tools and the ability to integrate with our LearnSmart and Tegrity products to create a more seamless course experience. McGraw-Hill Connect is offered for most core freshman and sophomore level courses in the United States with 3 million paid activations across campuses nationwide during the year ended December 31, 2015, an increase of 16% over the prior year.
LearnSmart: an adaptive learning program that personalizes learning and designs targeted study paths for students through specific courses. LearnSmart is an interactive product that determines which concepts the student does not know or understand and teaches those concepts using a personalized plan designed for each student’s success. All LearnSmart questions are tied to clear learning objectives. When students answer questions, they also rank how confident they are in their answers. Based on each student’s response and level of certainty, LearnSmart continuously adapts the content and probes presented to each student, so the material is always relevant and geared towards mastering the learning objectives. Once a concept is mastered, LearnSmart then identifies the concepts students are most likely to forget throughout the term and encourages periodic review to ensure that concepts are truly retained. LearnSmart has generated over 5 billion interactions with students since inception in 2009, recently growing at an average of more than 100 million per month. According to studies, LearnSmart has consistently improved student outcomes.
SmartBooks: an adaptive reading product introduced in Higher Education in 2013 designed to help students understand and retain course material by guiding each student through a highly personal study experience. Each SmartBook helps make studying more efficient and effective by offering features not present in traditional print products, including adaptive content, search/index functionality, note taking capabilities, embedded video and interactive elements. The SmartBooks product also makes use of our LearnSmart adaptive technology. When a student reads the chapters in SmartBooks, they are prompted by LearnSmart questions to identify recommended areas of focus for the student. Our SmartBooks are primarily sold in the higher education market across a variety of courses and are designed to be compatible with a broad range of devices, including the Kindle and Nook eReaders, the iPad and other tablets and standard desktop and laptop computers. We believe that SmartBooks will continue to increase in popularity as the prevalence of these digital reading devices also increases.
Our SmartBooks contain rights management features that are designed to prevent copying or resale. Students pay for them based on usage for one school term. The amount paid is designed to be comparable to the cost of a one-term rental of a print textbook. Therefore, our SmartBooks are priced lower than rented print textbooks but cost us less to distribute and manufacture, leading to a comparable gross margin. Moreover, our bundling of digital solutions with SmartBooks augments the economics of a digital sale and further improves the economics relative to the traditional all-print model.
ALEKS: an adaptive learning math product for the higher education market initially developed in 1992 with a National Foundation grant. ALEKS uses research-based artificial intelligence to rapidly and precisely determine each student’s knowledge state, pinpointing exactly what a student knows. ALEKS then instructs the student on the topics he or she is most ready to learn, constantly updating each student’s knowledge state and adapting to the student’s individualized learning needs. Higher Education has marketed and sold ALEKS for math in the higher education space for more than 16 years. ALEKS had 0.9 million paid activations in Higher Education during the year December 31, 2015 (Successor), an increase of 10% over the prior year.
Connect Insight: a visual analytics dashboard, available to both instructors and students, that provides actionable information about student performance to help improve class effectiveness. Connect Insight presents assignment, assessment, and topical performance results along with a time metric that is easily visible for aggregate or individual results. Using visual data displays that are each framed by an intuitive question, Connect Insight gives both instructors and students the ability to take a just-in-time approach to teaching and learning. By providing actionable recommendations, Connect Insight guides students towards behaviors that could increase performance and enables instructors to give targeted instruction precisely when and where it is needed.
McGraw-Hill Create: a self-service website that enables instructors to discover, review, select and arrange content into personalized print or electronic course materials. Instructors can curate customized course materials from a content portfolio consisting of 7,900 textbooks, 17,300 articles, 46,500 cases, 8,900 readings and 2,100 digital offers. Instructors can further supplement the materials with their own custom content. McGraw-Hill Create allows the creation of customized textbooks across a number of disciplines and study areas, including accounting, business law, economics, finance, management, marketing, philosophy, political science, sociology, world languages, anatomy and physiology, chemistry, engineering, biology, psychology, English and mathematics.
Tegrity: a fully-automated lecture capture solution used in traditional, hybrid and online courses to record lectures as well as supplementary course content. Tegrity is designed to enhance both on-campus and remote learning by allowing instructors to efficiently distribute lecture content and allowing students to learn anywhere and everywhere through digital devices. Unlike our other higher education products sold to instructors, Tegrity is sold primarily on an institutional basis.
McGraw-Hill Campus: a service that makes digital learning resources accessible to faculty and students. All faculty, whether or not they use McGraw-Hill titles, can browse, search and access the entire library of McGraw-Hill instructional resources and services, including eBooks, test banks, PowerPoint slides, animations and learning objects. This service can be accessed from any LMS at no additional cost to the institution. Users also have single sign-on access to McGraw-Hill digital platforms, including McGraw-Hill Connect, ALEKS, Create, and Tegrity and can help teachers build an effective digital course. It also provides the ability to sync and monitor student scores from most McGraw-Hill Higher Education platforms directly to the LMS gradebook.

II. Custom Publishing

Higher Education’s custom publishing solutions provide educators the ability to weave together various elements including digital text, digital solutions, print, videos, charts and their own materials into a seamless, tailored learning solution, replacing traditional print textbooks and printed class materials. Custom materials, by their nature, have a higher sell-through rate and are more likely to have their content frequently updated by the instructor, resulting in frequent new publications, forced obsolescence of old editions and more limited re-distribution potential into used or rental markets. Custom products create strong loyalty from educators, as they typically invest significant time and effort into creating unique learning solutions tailored to their teaching styles. Our custom publishing solutions are often bundled arrangements that require us to attribute value to the digital component separately. For the years ended December 31, 2015 and 2014 (Successor) and for the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), Higher Education custom publishing revenue, excluding the digital component represents 18% ($148 million), 29% ($240 million) and 32% ($211 million) and 15% ($16 million) of total Higher Education revenue, respectively.
III. Traditional Print
Higher Education continues to provide students with traditional print textbooks, including a library of titles covering the full spectrum of subjects, written by some of the top authors and experts in their respective fields. For the years ended December 31, 2015 and 2014 (Successor) and for the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), Higher Education traditional print represented 37% ($302 million), 33% ($281 million) and 37% ($243 million) and 40% ($43 million) of total Higher Education revenue, respectively.
International Products
International sells higher education, K-12, professional and other products and services to educational, professional and English language teaching markets in nearly 60 languages across Asia-Pacific, Europe, India, Latin America, the Middle East, and North America. While the business mix and strategic focus of International varies from region to region according to local market dynamics, International’s business strategy leverages the content, tools, services and expertise from our domestic businesses. As a result of the widespread use of English as a universal language, a majority of International’s revenue during the year ended December 31, 2015 was generated by selling our unmodified English language products internationally. Approximately 71% of International’s revenue was generated from such unmodified products together with minor regionally-driven cosmetic changes or translations of English language products. Approximately 29% of International’s revenue for the year ended December 31, 2015 was derived from content created in local markets or products originating from unrelated publishers for distribution in our international markets. Although approximately 90% of International’s 2015 revenue was generated by traditional print products, digital offerings are driving significant international growth. In more developed markets, with a greater prevalence of digital devices, many of our U.S.-developed digital solutions, such as McGraw-Hill Connect, ALEKS and LearnSmart are gaining market share. For the years ended December 31, 2015 and 2014 (Successor) and for the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), International traditional print revenue represented 90% ($273 million), 91% ($303 million) and 94% ($278 million) and 94% ($50 million) of total International revenue, respectively.

For the years ended December 31, 2015 and 2014 (Successor) and the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), International digital revenue represented 10% ($32 million), 9% ($30 million) and 6% ($18 million) and 6% ($3 million), of total International revenue, respectively.

For the years ended December 31, 2015 and 2014 (Successor) and the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), International digital Adjusted Revenue (including the change in deferred revenue) represented 11% ($35 million), 9% ($31 million) and 7% ($22 million) and 5% ($3 million) of total International Adjusted Revenue, respectively.
Professional Products
Professional is a leading provider of medical, technical, engineering and business content and training solutions for the professional, education and test preparation communities. Professional’s products include digital product portfolios and textbooks easily accessible through whichever medium our student and professional customers prefer. Professional’s digital product portfolio spans two main categories: (i) digital subscription services and (ii) eContent (including eBooks and related applications).
I. Digital Subscription Services
Digital subscription services are platforms that provide searchable and customizable digital content integrated with highly functional workflow tools. Professional offers 22 digital subscription services which are organized across three broad subject categories: (i) Medical, (ii) Engineering and Science, and (iii) Test preparation. These products are sold on an annual subscription basis to over 2,700 corporate, academic, library and hospital customers as of December 31, 2015. Our digital subscription services customer base has a retention rate across major platforms of 94% in 2015.
The flagship Access line of products provide an integrated digital workspace that combines Professional’s content, contextualized rich media and high-functionality workflow tools such as custom curriculum, which allows instructors to select specific reference content, videos, and animations, assign to students and monitor progress. For example, AccessMedicine is an innovative online resource that provides students, residents, clinicians, researchers, and other healthcare professionals with access to content from more than 90 medical titles, updated content, thousands of images and illustrations, interactive self-assessment, case files, time-saving diagnostic and point-of-care tools and a comprehensive search platform as well as the ability to view from and download content to a mobile device. Frequently updated and continuously expanded by world-renowned physicians, AccessMedicine provides fast, direct access to the information necessary to complete evaluations, diagnoses, and case management decisions, and pursue research, medical education, self-assessment and board review.

The value proposition of Professional’s digital subscription platforms is compelling for our subscribers, and the economics are attractive and highly scalable for us. Digital subscription platforms provide a stable, recurring revenue stream with high annual re-order rates. New competitors in the digital subscription market must overcome large volumes of proprietary content developed over many years. Digital products are highly profitable due to the low variable cost nature of these products, with gross margins of approximately 90%. For the years ended December 31, 2015 and 2014 (Successor) and for the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), digital subscription revenue represented 33% ($39 million), 29% ($34 million) and 24% ($23 million) and 29% ($7 million) of total Professional revenue, respectively.

II. eContent (eBooks) and Traditional Print

eBooks represent the majority of Professional’s eContent offerings. Professional’s more than 7,500 eBooks are sold on major eBook retail websites and through Professional’s own websites. Our eBooks are designed to be compatible with a broad range of devices, including the Kindle and Nook eReaders, the iPad, more than 200 medical, test preparation and business mobile applications for the iPhone, other tablets and standard desktop and laptop computers. Professional provides timely and authoritative knowledge to customers around the world through the release of over 300 titles per year. Our roster of distinguished authors and prestigious brands represent some of the best-selling professional publications, such as Harrison’s Principles of Internal Medicine, Perry’s Chemical Engineers’ Handbook and Graham & Dodd’s Security Analysis, and are well-regarded globally in both academic and professional career markets. Our products are sold and distributed worldwide in both digital and print format through multiple channels, including research libraries and library consortia, third party agents, direct sales to professional society members, bookstores, online booksellers, direct sales to individuals and other customers. Our top customers include retail trade, academic and government institutions and corporations. For the years ended December 31, 2015 and 2014 (Successor) and for the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), Professional digital revenue represented 46% ($55 million), 44% ($51 million) and 39% ($37 million) and 44% ($10 million) of total Professional revenue, respectively.

For the years ended December 31, 2015 and 2014 (Successor), the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), Professional digital Adjusted

Revenue (including the change in deferred revenue) represented 47% ($58 million), 46% ($58 million), 41% ($41 million) and 45% ($11 million), of total Professional Adjusted Revenue, respectively.

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

Seasonality
Our revenues, operating profit and operating cash flows are affected by the inherent seasonality of the academic calendar, particularly with respect to Higher Education and International. In 2015, we realized approximately 35% and 28% of our revenues during the third and fourth quarters, respectively. This seasonality affects operating cash flow from quarter to quarter and hence there are certain months when we operate at a net cash deficit from our activities. Changes in our customers’ ordering patterns may affect the comparison of our results in a quarter with the same quarter of the previous year, or in a fiscal year with the prior fiscal year, where our customers may shift the timing of material orders for any number of reasons, including, but not limited to, changes in academic semester start dates or changes to their inventory management practices.

Competition
We are one of the largest education companies in the world by revenue. Our product portfolio and customer base span the entire educational spectrum, and as a result we compete with a variety of companies in different product offerings. Our larger competitors are currently Pearson, Wiley and Cengage. The focus on technology and digital products in education may result in the emergence of additional competitors over time. We believe that we are well positioned to compete in our markets. We primarily compete on the quality of our content and effectiveness of our digital solutions, product implementation support, brand and reputation, author reputation, customers’ history using our products and, to a lesser extent, price.

Our Personnel
As of December 31, 2015, we had more than 2,500 employees worldwide directly supporting our operations with over 1,350 employed in the United States. None of our employees in the United States are represented by a union.

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
We also use a variety of legal actions, regulatory initiatives and online monitoring efforts to further mitigate piracy concerns, including:

•	online monitoring of piracy-related activities;

•	initiation of litigation against certain infringers, both individually and jointly with other domestic and foreign publishers;

•	requesting that third parties take down infringing content;

•	lobbying efforts;

•

•	monitoring of our digital applications for abnormal load/usage; and

•	anti-piracy educational programs.

Since 2007, we have engaged an outside firm that uses web-based technology to search for active titles that are illegally posted or distributed on the internet. We also perform other regular searches for illegal use or distribution of our content, investigate notices of illegal postings of our intellectual property and send take down notices to internet service providers and web sites where infringing material is identified. Over the past years, we have joined with other educational publishers to engage outside counsel to investigate and file numerous copyright and trademark suits in federal court against various online sellers and distributors of infringing copies of our copyrighted materials. We have partnered with various trade associations, such as the Association of American Publishers ("AAP") and the Software Information Industry Association ("SIIA"), to pursue joint actions against sources of both print and electronic piracy, lobby legislative and other government officials in the U.S. and abroad to establish laws and regulations that might assist content owners in combating piracy. We place a “Report Piracy” button on various internal and external sites to enable employees, authors and third parties to report instances of illegal content distribution, which are investigated and actioned as appropriate.

The Founding Acquisition

On March 22, 2013, MHE Acquisition, LLC (“AcquisitionCo”), a wholly-owned subsidiary of McGraw-Hill Education, Inc. (formerly known as Georgia Holdings, Inc.), acquired all of the outstanding equity interests of certain subsidiaries of The McGraw-Hill Companies, Inc. (“MHC”) pursuant to a Purchase and Sale Agreement dated November 26, 2012 and as amended March 4, 2013 (the “Acquired Business”). The Acquired Business

included all of MHC’s educational materials and learning solutions business, which is comprised of (i) the Higher Education, Professional, and International Group (the “HPI Business”), which includes post-secondary education and professional products both in the United States and internationally and (ii) the School Education Group business (the “SEG Business”), which includes school and assessment products targeting students in the pre-kindergarten through secondary school market. We refer to the purchase of the Acquired Business and the related financing transactions as the “Founding Acquisition”.

In connection with the Founding Acquisition, a restructuring (the “Restructuring”) was completed, the result of which was that the HPI Business and the SEG Business became held by separate wholly owned subsidiaries of MHE US Holdings LLC ("Parent"). The HPI Business became held by McGraw-Hill Global Education Intermediate Holdings, LLC (the “Company,” “the Successor” or “MHGE Intermediate”) and its wholly owned subsidiary McGraw-Hill Global Education Holdings, LLC (“MHGE Holdings”), while the SEG Business became held by McGraw-Hill School Education Intermediate Holdings, LLC (“MHSE Holdings”) and as wholly owned subsidiary McGraw-Hill Education Holdings LLC ("MHSE"). In addition, concurrently with the closing of the Founding Acquisition, the following credit facilities were entered into:

•
Borrowings under MHGE Holdings senior secured credit facilities (the “Senior Facilities”), consisting of a $810,000, 6-year senior secured term loan credit facility (the “Term Loan Facility”), all of which was drawn at closing and a $240,000, 5-year senior secured revolving credit facility (the “Revolving Credit Facility”), $35,000 of which was drawn at closing; and

•
Issuance by MHGE Holdings and McGraw-Hill Global Education Finance, Inc., a wholly owned subsidiary of MHGE (together with MHGE Holdings, the “Issuers”) of $800,000, 9.75% first-priority senior secured notes due 2021 (the “Notes”).

MHSE Holdings is financed through separate credit facilities. MHGE Holdings nor its parent companies guarantee or provide any collateral to the financing for MHSE Holdings, and MHSE Holdings does not guarantee or provide collateral to the financing of MHGE Holdings or its parent companies. The terms “we,” “our,” and “us” used herein refer to the Company.

The term “Predecessor” refers to the HPI Business of MHC prior to giving effect to the consummation of the Founding Acquisition. The term “Successor” refers to the Company after giving effect to the consummation of the Founding Acquisition.

Our Key Metrics

We measure our business using several key financial metrics, including Adjusted Revenue and Adjusted EBITDA and the ratios related thereto.

Adjusted Revenue is a non-GAAP financial measure that we define as the total amount of revenue that would have been recognized in a period if we recognized all revenue immediately at the time of sale. We use Adjusted Revenue as a performance measure given that we typically collect full payment for our digital and print solutions at the time of sale or shortly thereafter, but recognize revenue from digital solutions and multi-year deliverables ratably over the term of our customer contracts. Adjusted Revenue is a key metric we use to manage our business as it reflects the sales activity in a given period. Adjusted Revenue is GAAP revenue plus the net change in deferred revenue.

Adjusted EBITDA is a non-GAAP financial measure defined as net income from continuing operations plus net interest, income taxes, depreciation and amortization (including amortization of pre-publication investment cash costs) and adjusted to exclude unusual items and other adjustments required or permitted in calculating covenant compliance under our debt agreements less cash spent for pre-publication investment in addition to the change in deferred revenue.

For further information on non-GAAP financial measures and a description of how we calculate each of our key metrics and operating factors that impact these metrics, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Measures.”

Our key metrics are presented under the heading “Selected Financial Data.”

Item 1A. RISK FACTORS
Any of the following risks could materially and adversely affect our business, financial condition or results of operations. In addition, the risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or those that we currently view to be immaterial could also materially and adversely affect our business, financial condition or results of operations.
Risks Related to Our Business
We face competition from both large, established industry participants and new market entrants, the risks of which are enhanced due to rapid changes in our industry and market.
Our competitors in the market for education products include a few large, established industry participants. Some established competitors have greater resources and less debt than us and, therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. In addition, the market shift toward digital education solutions has induced both established technology companies and new start-up companies to enter certain segments of our market. These new competitors have the possible advantage of not needing to transition from a print business to a digital business. The risks of competition are intensified due to the rapid changes in the products our competitors are offering, the products our customers are seeking and our sales and distribution channels, which create increased opportunities for significant shifts in market share. Competition may require us to reduce the price of our products or make additional capital investments or result in reductions in our market share and sales.
Our investments in new products and distribution channels may not be profitable.
In order to maintain a competitive position, we must continue to invest in new products and new ways to deliver them. This is particularly true in the current environment where investment in new technology is ongoing and there are rapid changes in the products our competitors are offering, the products our customers are seeking and our sales and distribution channels. In some cases, our investments will take the form of internal development; in others, they may take the form of an acquisition. Our investments in new products or distribution channels, whether by internal development or acquisition, may be less profitable than what we have experienced historically, may consume substantial financial resources and/or may divert management’s attention from existing operations, all of which could materially and adversely affect our business, results of operations and financial condition.
Increased difficulty in predicting the timing of customer purchases may adversely affect us.

Traditionally, when the majority of products sold to customers in the higher education market consisted of print textbooks, the timing of purchases was predictable because of the long lead time to order and receive printed books before the start of the semester. As the higher education market has shifted to digital products, there has been a tendency for purchases to occur closer to the beginning of the semester since less lead time is required for the purchase of a digital product. There is no assurance that the trend to more digital purchases will continue, but given the current mix of digital versus print purchasing it has become more difficult to predict when the majority of customer purchases will occur. It has become increasingly difficult for us to forecast the timing of customer purchases, causing us to have to wait until later in the buying season in order to assess our financial performance. The change in ordering patterns may impact the comparison of results between a quarter and the same quarter of the previous year, between a quarter and the consecutive quarter or between a fiscal year and the prior fiscal year.
Increased availability of free or relatively inexpensive products may reduce demand for or negatively impact the pricing of our products.
Free or relatively inexpensive educational products are becoming increasingly available, particularly in digital formats and through the internet. For example, some governmental and regulatory agencies have increased the amount of information they make publicly available for free. In addition, in recent years there have been initiatives by not-for-profit organizations such as the Gates Foundation and the Hewlett Foundation to develop educational content that can be “open sourced” and made available to educational institutions for free or nominal cost. There is also the possibility of federal or state governments enacting legislation or regulations that mandate or favor the use by educational institutions of open sourced content. The increased availability of free or relatively inexpensive educational products may reduce demand for our products or require us to reduce pricing, thereby impacting our sales revenue.

Increased customer expectations for lower prices or free bundled products could reduce sales revenues.
As the market has shifted to digital products, customer expectations for lower priced products has increased due to customer awareness of reductions in marginal production costs and the availability of free or low-cost digital content and products. As a result, there has been pressure to sell digital versions of products at prices below their print versions and an increase in the amount of products and materials given away as part of bundled packs. Increased customer demand for lower prices or free bundled products could reduce our sales revenue.
Operational disruptions, including failure of our hosting facilities and electronic delivery systems, could adversely affect our ability to serve our customers and cause financial loss and reputational damage.
We depend on complex operational and logistical arrangements across our business to provide our products to our customers. In particular, the provision of our online products depends on the capacity, reliability and security of our hosting and electronic delivery systems. We maintain a backup facility for some, but not all, of our online products, and failures of our hosting and delivery systems (whether as a result of operational failures, tampering or hacking, human error, natural disasters, computer viruses or other factors) could cause our online products to operate slowly, interrupt their availability or result in loss of data. The occurrence of such problems or other operational disruptions could result in liability, loss of revenue or harm to our reputation.
Failure to comply with privacy laws and/or a data security breach may cause financial loss and reputational damage.
Across our businesses we hold large volumes of personal data, including that of employees, customers and students. We have policies, processes, internal controls and cybersecurity mechanisms in place intended to ensure the stability of our information technology, provide security from unauthorized access to our systems and maintain business continuity; however, no mechanisms are entirely free from the risk of failure, and we have no guarantee that our security mechanisms will be adequate to prevent all possible security threats. Failure to adequately protect such personal data could lead to penalties, significant remediation costs, reputational damage, potential cancellation of existing contracts and an impaired ability to compete for future business.
We are subject to a wide array of different privacy laws, regulations and standards in the United States and in foreign jurisdictions where we conduct business, including but not limited to (i) the Children’s Online Privacy Protection Act and state student data privacy laws in connection with access to, collection of, and use of personally identifiable information of students, (ii) the Health Insurance Portability and Accountability Act in connection with our self-insured health plan, (iii) the Payment Card Industry Data Security Standards in connection with collection of credit card information from customers, and (iv) various EU data protection laws resulting from the EU Privacy Directive. Our failure to comply with applicable privacy laws, regulations and standards could lead to significant reputational damage and other penalties and costs, including loss of revenue.
Our brand and customer trust are critical assets for our Company. In the event of negative publicity regarding the Company’s adherence to applicable privacy laws, regulations, and standards-whether valid or not valid-the resulting reputational damage could reduce demand for our products and adversely affect our relationship with teachers, educators and institutions. This reaction may have an immediate and/or long term impact on both new and renewed sales, and may lead to short and/or long term revenue loss.

Defects in our digital products could cause financial loss and reputational damage.

In the fast-changing digital marketplace, demand for innovative technology has generally resulted in short lead times for producing products that meet customer specifications. Growing demand for innovation and additional functionality in digital products increases the risk that our products may contain flaws or corrupted data, and these defects may only become apparent after product launch, particularly for new products and new features to existing products that are developed and brought to market under tight time constraints. Problems with the performance of our digital products could result in liability, loss of revenue or harm to our reputation.

An increase in unauthorized copying and distribution of our products could adversely affect our sales and competitive position.
Our products contain intellectual property delivered through a variety of media, including digital and print. We rely on a combination of copyrights, trademarks, patents, trade secrets and nondisclosure agreements to protect our intellectual property and proprietary rights. As we and our industry transition from providing print content to providing digital content and as the copying and distribution of content over the internet proliferates, the risk of piracy, illegal downloading, file-sharing or other infringements of our intellectual property is likely to increase. Although the copying and redistribution of our products are restricted by copyright and other intellectual property laws, license agreements with customers, and other means, unauthorized copying and redistribution of our products does occur and reduces our product sales. In addition, while we use digital rights management features to protect our digital solutions, no digital rights management system is foolproof, and all such systems are subject to unauthorized tampering or modification. Our efforts to protect our intellectual property and proprietary rights may not be sufficient and we cannot make assurances that our proprietary rights will not be challenged, invalidated or circumvented. If there is an increase in the scale of unauthorized copying and redistribution of our products, or if we are unable to adequately protect and enforce our intellectual property and proprietary rights, it would adversely impact our product sales and reduce our revenue, thereby adversely affecting our results of operations and financial condition, as well as our competitive position.

Factors that reduce enrollment at colleges and universities could adversely affect demand for our higher education products.
Enrollment in U.S. colleges and universities can be adversely affected by many factors, including changes in government and private student loan and grant programs, uncertainty about current and future economic conditions, general decreases in family income and net worth and a perception of uncertain job prospects for recent graduates. In addition, enrollment levels at colleges and universities outside the United States are influenced by the global and local economic climate, local political conditions and other factors that make predicting foreign enrollment levels difficult. Reductions in expected levels of enrollment at colleges and universities both within and outside the United States could adversely affect demand for our higher education products.

Growth of the used and rental book markets could adversely affect our sales of printed higher education and professional books.

Active markets exist for the sale by third parties of used copies of our printed higher education and professional books and the rental by third parties of copies of those books. The internet has made the used and rental book markets more efficient and has significantly increased customer access to used and rental books. Further expansion of the used and rental book markets could further adversely affect our sales of new printed higher education and professional books and reduce our revenue, adversely affecting our results of operations and financial condition.
We are dependent on third-party distributors, representatives and retailers for a substantial portion of our sales.
In addition to our own sales force, we offer our products through a variety of third-party distributors, representatives and retailers. We do not ultimately control the performance of our third-party distributors, representatives and retailers to perform as required or to our expectations. Also, certain of our distributors, representatives or retailers may market other products that compete with our products. The loss of one or more of our distributors, representatives or retailers or their failure to effectively promote our products or otherwise perform in their functions in the expected manner could adversely affect our ability to bring our products to market and impact our revenues.

A significant portion of our sales is concentrated on a small number of customers. Our profitability and financial results may be impaired if our customers’ demand for our products is reduced or if their financial condition were to deteriorate.
Some of our distribution and retail channels have recently experienced significant consolidation and concentration. This concentration could potentially place us at a disadvantage with respect to negotiations regarding pricing and other terms. In addition, this concentration increases the risk that the loss of, or problems with, a single distribution or retail partner could have significant effect on our sales or profitability. As of December 31, 2015 and 2014, two customers comprised approximately 33% and 31% of the gross accounts receivable balance, respectively. For the year ended December 31, 2015, the Company had two customers, Barnes & Noble Education and Follet Corporation, that accounted for 12% and 15% of our gross revenues, respectively. For the year ended December 31, 2014, the Company had two customers, Barnes and Noble Inc. and Follet Corporation that accounted for 12% and 12% of our gross revenues, respectively. The loss of or any reduction in sales or collections from a significant customer could harm our business and financial results.
We may not be able to retain or attract the key authors and talented personnel that we need to remain competitive and grow.
Our success depends, in part, on our ability to continue to attract and retain key authors and talented management, creative, editorial, technology, sales and other personnel. We operate in a number of highly visible industry segments where there is intense competition for successful authors and other experienced, highly effective individuals. Our successful operations in these segments may increase the market visibility of our authors and personnel and result in their recruitment by other businesses. There can be no assurance that we can continue to attract and retain key authors and talented personnel and, if we fail to do so, it could adversely affect our business.
We may not be able to reduce our costs related to print-related products as fast as revenues from those products decline.
As the portion of our business that consists of print-related products declines, our need for certain facilities and arrangements, such as printing and warehousing, also declines. Some of the costs related to these facilities and arrangements are relatively fixed over the short term and, as a result, may not decline as quickly as the related revenues. If our print-related costs do not decline proportionately with our print-related revenues, our results of operations and financial condition would be adversely affected.
The shift to sales of multi-year licenses may affect the comparability of our GAAP revenue to prior periods and cause increases or decreases in our sales to be reflected in our results of operation on a delayed basis.
As our business transitions from printed products to digital products, an increasing percentage of our revenues are derived from the sale of multi-year licenses. Our customers typically pay for both printed products and multi-year licenses up-front; however, we recognize revenue from multi-year licenses over their respective terms, as required by GAAP, even if we are paid in full at the beginning of the license. As a result, an increase in the portion of our sales coming from multi-year licenses may cause our GAAP revenue, when compared to prior periods, to not provide a truly comparable perspective of our performance. Another effect of recognizing revenue from multi-year licenses over their respective terms is that any increases or decreases in sales during a particular period do not translate into proportional increases or decreases in revenue during that period. Consequently, deteriorating sales activity may be less immediately observable in our results of operations.
Unexpectedly large returns could adversely affect our financial results.
We generally permit our distributors to return products they purchase from us. When we record revenue, we record an allowance for sales returns, which is based on the historical rate of return and current market conditions. Should the estimate of the allowance for sales returns vary by one percentage point from the estimate we use in recording our allowance, the impact on operating income would be approximately $1.5 million.

The high degree of seasonality of our business can create cash flow difficulties.

Our business is seasonal. Purchases of Higher Education products have traditionally been made in the third and fourth quarters for the semesters starting classes in September and January. In 2015, we realized approximately 20%, 35% and 28% of net sales during the second, third and fourth quarters, respectively, making third-quarter results particularly material to our full-year performance. This sales seasonality affects operating cash flow from quarter to quarter. There are months when we operate at a net cash deficit from our activities. We cannot make assurances that our third quarter net sales will continue to be sufficient to meet our obligations or that they will be higher than net sales for our other quarters. In the event that we do not derive sufficient net sales in the third quarter, we may not be able to meet our debt service requirements and other obligations.
Our substantial indebtedness restricts our ability to react to changes in the economy or our industry and exposes us to interest rate risk and risk of default.

We are a leveraged company that has substantial indebtedness. As of December 31, 2015, we had $1,473.9 million face value of outstanding indebtedness (in addition to $240.0 million of commitments under the our Revolving Credit Facility, none of which was drawn), and for the year ended December 31, 2015, we had total debt service of $121.4 million (including approximately $78.0 million of debt service relating to fixed rate obligations). Our substantial indebtedness could have important consequences. For example, it could:

•	limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes;

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing funds available to us for other purposes;

•	require us to repatriate funds to the United States at substantial cost;

•	limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	make us more vulnerable to downturns in our business or the economy;

•	restrict us from making strategic acquisitions, engaging in development activities, introducing new technologies or exploiting business opportunities;

•	cause us to make non-strategic divestitures; or

•	expose us to the risk of increased interest rates, as certain of our borrowings, including borrowings under the Senior Facilities, are at variable rates of interest.
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

We and our subsidiaries may be able to incur additional indebtedness in the future. For example, as of December 31, 2015, we had approximately $240 million available for additional borrowing under our Revolving Credit Facility portion of the Senior Facilities, all of which would be secured. In addition, although the terms of the agreements governing our indebtedness contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Further, these restrictions will not prevent us from incurring obligations that do not constitute indebtedness. The more leveraged we become, the more we, and in turn our security holders, will be exposed to certain risks described above under “Our substantial indebtedness restricts our ability to react to changes in the economy or our industry and exposes us to interest rate risk and risk of default.”
We may record future goodwill or indefinite-lived intangibles impairment charges related to our reporting units, which could materially adversely impact our results of operations.
We test our goodwill and indefinite-lived intangibles asset balances for impairment during the fourth quarter of each year or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level and, in evaluating the potential for impairment of goodwill, we make assumptions regarding estimated net sales projections, growth rates, cash flows and discount rates. Although we use consistent methodologies in developing the assumptions and estimates underlying the fair value calculations used in our impairment tests, these estimates are uncertain by nature and can vary from actual results. Declines in the future performance and cash flows of the reporting unit or small changes in other key assumptions may result future goodwill impairment charges, which could materially adversely impact our results of operations.

Our ability to protect our intellectual property rights could impact our competitive position.
Our products contain intellectual property delivered through a variety of media, including digital and print. We rely on a combination of copyrights, trademarks, patents, trade secrets and nondisclosure agreements to protect our intellectual property and proprietary rights. However, our efforts to protect our intellectual property and proprietary rights may not be sufficient and we cannot make assurances that our proprietary rights will not be challenged, invalidated or circumvented. We may also be required to initiate expensive and time-consuming litigation to maintain, defend or enforce our intellectual property. Moreover, despite the existence of copyright and trademark protection under applicable laws, third parties may nonetheless violate our intellectual property rights, and our ability to remedy such violations, particularly in foreign countries, may be limited. In addition, the copying and distribution of content over the internet creates additional challenges for us in protecting our proprietary rights. If we are unable to adequately protect and enforce our intellectual property and proprietary rights, our competitive position may be harmed and our business and financial results could be materially and adversely affected.
Legal actions against us, including intellectual property infringement claims, could be costly to defend and could result in significant damages.
In the ordinary course of business, we are occasionally involved in legal actions and claims against us arising from our business operations and therefore expect that we will likely be subject to additional actions and claims against us in the future. Litigation alleging infringement of copyrights and other intellectual property rights, particularly in relation to proprietary photographs and images, has become extensive in the educational publishing industry. At present, there are various suits pending or threatened which claim that we exceeded the print run limitation or other restrictions in licenses granted to us to reproduce photographs in our instructional materials. A number of similar claims against us have already been settled. A number of our competitors are defendants in similar lawsuits. We have liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. However, there can be no assurance that our liability insurance will cover our damages and, if our liability insurances does cover our damages, that the limits of coverage will be sufficient to fully cover all potential liabilities and costs of litigation. While management does not expect any of the claims currently pending or threatened against us to have a material adverse effect on our results of operations, financial position or cash flows, due to the inherent uncertainty of the litigation process, the resolution of any particular legal proceeding or change in applicable legal standards could have a meaningful adverse effect on our financial position and results of operations.

We face risks of doing business abroad.
As we continue to invest in and expand our overseas business, we face increased exposure to the risks of doing business abroad, including, but not limited to:

•	lack of local knowledge or acceptance of our products and services;

•	entrenched competitors;

•	the need to adapt our products to meet local requirements;

•	longer customer payment cycles in certain countries;

•	limitations on the ability to repatriate funds to the United States;

•	difficulties in protecting intellectual property, enforcing agreements and collecting receivables under certain foreign legal systems;

•	compliance under the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws;

•	the need to comply with local laws and regulations generally; and

•	in some countries, a higher risk of political instability, economic volatility, terrorism, corruption, social and ethnic unrest.
Fluctuations between foreign currencies and the U.S. dollar could adversely affect our financial results.
We derived approximately 25% of our total revenue in the year ended December 31, 2015 from our international sales operations. The financial position and results of operations of our international operations are primarily measured using the foreign currency in the jurisdiction of operation of such business as the functional currency. As a result, we are exposed to currency fluctuations both in receiving cash from our international operations and in translating our financial results into U.S. dollars. For example, foreign exchange rates had an unfavorable impact on our revenue of $27.5 million for the year ended December 31, 2015. We have operations in various foreign countries where the functional currency is primarily the local currency. For international operations that are determined to be extensions of the parent company, the U.S. dollar is the functional currency. Our principal currency exposures relate to the Australian Dollar, British Pound, Canadian Dollar, Euro, Mexican Peso and Singapore Dollar. Assets and liabilities of our international operations are translated at the exchange rate in effect at each balance sheet date. Our income statement accounts are translated at the average rate of exchange during the period. A strengthening of the U.S. dollar against the relevant foreign currency reduces the amount of income we recognize from our international operations. In addition, certain of our international operations generate revenues in the applicable local currency or in currencies other than the U.S. dollar, but purchase inventory and incur costs primarily in U.S. dollars. While, from time to time, we may enter into hedging arrangements with respect to foreign currency exposures, variations in exchange rates may adversely impact our results of operations and profitability. The risks we face in foreign currency transactions and translation may continue to increase as we further develop and expand our international operations.
We are dependent on third-parties for the performance of many critical operational functions.
We rely on third-parties for many critical operational functions, including general financial shared services, accounts payable, accounts receivable, royalty processing, printing, warehousing, distribution, technology support, online product hosting and certain customer support functions. Since those functions are provided by third parties, our ability to supervise and support the performance of those functions is limited. The loss of one or more of these third-party partners, a material disruption in their business or their failure to otherwise perform their functions in the expected manner could cause disruptions in our business that would adversely affect our results of operations and financial condition.

A significant increase in operating costs and expenses could have a material adverse effect on our profitability.
Our major operating expenses include employee compensation, paper, technology and third-party provider fees and royalties. Any material increase in these or other operating costs and expenses that we are not able to pass on in the cost of our products and services could adversely affect our results of operations and financial condition.
We may not be able to continue to achieve cost savings in our operations.
We have achieved significant cost savings since we became an independent company in 2013. While we have additional cost saving initiatives planned and underway, it is likely that we will not be able to continue to achieve levels of cost savings that are similar to those we have achieved in the past. In addition, any cost savings that we realize from such efforts may differ materially from our estimates. We cannot assure you that these initiatives will be completed as anticipated or that the benefits we expect will be achieved on a timely basis or if they will be achieved at all. If we are unable to continue to reduce costs as expected, or at all, our competitive position and results of operations could be materially adversely affected.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Our corporate headquarters are located in leased premises at Two Penn Plaza, New York, NY 10121. We lease offices, warehouses and other facilities at 53 locations, of which 12 are in the United States. In addition, we occupy real property that we own at 4 locations, of which 2 are in the United States. Our properties consist primarily of office space used by our operating segments, and we also utilize warehouse space and book distribution centers. We believe that all of our facilities are well maintained and are suitable and adequate for our current needs.

Location	Lease Expiration	Approximate Area	Principle Use of Space
Owned Premises:
Blacklick, Ohio	Owned	548,144	Warehouse & Office
Whitby, Ontario, Canada	Owned	175,654	Warehouse & Office
Dubuque, Iowa	Owned	139,062	Office
Leased Premises:
New York, NY	2020	168,903	Office
Burr Ridge, IL	2018	108,102	Office
Noida, Uttar Pradesh, India	2020	90,500	Warehouse & Office
Irvine, CA	2019	53,220	Office
Coslada, Madrid, Spain	2017	52,797	Warehouse & Office
Boston, MA	2021	37,622	Office
Seattle, WA	2021	24,646	Office
East Windsor, NJ	2024	23,183	Office

In addition, we own and lease other offices that are not material to our operations.

Item 3. LEGAL PROCEEDINGS

In the normal course of business both in the United States and abroad, we are a defendant in various lawsuits and legal proceedings which may result in adverse judgments, damages, fines or penalties and is subject to inquiries and investigations by various governmental and regulatory agencies concerning compliance with applicable laws and regulations. In view of the inherent difficulty of predicting the outcome of legal matters, we cannot state with confidence what the timing, eventual outcome, or eventual judgment, damages, fines, penalties or other impact of these pending matters will be. We believe, based on our current knowledge, that the outcome of the legal actions, proceedings and investigations currently pending should not have a material adverse effect on the Company’s combined financial condition.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
OTHER INFORMATION

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

Item 6. SELECTED FINANCIAL DATA

The following table presents our selected historical combined consolidated financial data and operating results. We derived the consolidated balance sheet data as of December 31, 2015 and 2014 and the combined consolidated statement of operations for the years ended December 31, 2015 and 2014 (Successor) and for the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) from our audited combined consolidated financial statements included in this Annual Report on Form 10-K. We derived the combined consolidated balance sheet data as of December 31, 2013 (Successor) and as of December 31, 2012 and 2011 (Predecessor) and combined statement of operations for the years ended December 31, 2012 and 2011 (Predecessor) from our audited combined consolidated financial statements for such years, which are not included in this Annual Report on Form 10-K.
The selected historical combined consolidated financial data and operating results presented below should be read in conjunction with our audited combined consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. Our historical combined consolidated financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented, including changes that occurred in our operations and capitalization as a result of the Founding Acquisition.

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	March 23, 2013 to December 31, 2013	January 1, 2013 to March 22, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

(Dollars in thousands)
Statement of Operations
Revenue	$1,237,270	$1,290,478	$1,055,805	$186,242	$1,258,946	$1,335,202
Cost of sales	345,166	358,731	460,850	56,249	387,485	406,558
Gross profit	892,104	931,747	594,955	129,993	871,461	928,644

Operating Expenses:
Operating and administration expenses	592,789	683,239	494,565	129,336	640,484	652,389
Depreciation	28,648	15,456	16,192	3,874	19,257	16,130
Amortization of intangibles	93,240	103,347	69,231	1,699	6,799	7,230
Transaction costs	—	3,931	27,612	—	—	—
Total operating expenses	714,677	805,973	607,600	134,909	666,540	675,749
Operating (loss) income	177,427	125,774	(12,645)	(4,916)	204,921	252,895
Interest expense (income), net	130,507	146,124	135,022	481	(913)	(2,885)
Other (income)	(9,878)	(12,429)	(2,125)	—	(7,488)	—
(Loss) Income from operations before taxes on income	56,798	(7,921)	(145,542)	(5,397)	213,322	255,780
Income tax (benefit) provision	20,080	(11,447)	(61,831)	(1,213)	86,470	94,013
Net (loss) income	36,718	3,526	(83,711)	(4,184)	126,852	161,767
Less: net (income) loss attributable to noncontrolling interests	—	299	(2,251)	631	(4,559)	(4,320)
Net (loss) income attributed to McGraw-Hill Global Education Intermediate Holdings, LLC	$36,718	$3,825	$(85,962)	$(3,553)	$122,293	$157,447

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	March 23, 2013 to December 31, 2013	January 1, 2013 to March 22, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

(Dollars in thousands)
Other Financial data
Adjusted Revenue (1)	$1,256,581	$1,301,353	$1,117,990	$173,316	$1,280,180	$1,356,412
Adjusted EBITDA (1)	362,496	359,291	363,717	(10,172)	354,031	383,092
Total Net Debt (2)	1,140,900	1,222,255	1,238,525	—	—	—
Working Capital (3)	46,081	55,395	89,354	146,628	120,254	116,558

	Successor			Predecessor
	As of December 31,			As of December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Balance Sheet data
Cash and cash equivalents	$311,187	$232,098	$253,390	$98,188	$110,267
Total assets	2,232,462	2,286,474	2,367,198	1,211,522	1,224,895
Total debt	1,452,087	1,454,353	1,491,915	—	—
Equity	242,093	261,859	223,268	674,580	662,503

(1)
Adjusted Revenue, a measure used by management to assess operating performance, is defined as the total amount of revenue that would have been recognized in a period if all revenue were recognized immediately at the time of sale.

Adjusted Revenue is calculated as follows:

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	March 23, 2013 to December 31, 2013	January 1, 2013 to March 22, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

(Dollars in thousands)
Revenue	$1,237,270	$1,290,478	$1,055,805	$186,242	$1,258,946	$1,335,202
Change in deferred revenue (a)	19,311	10,875	62,185	(12,926)	21,234	21,210
Adjusted Revenue	$1,256,581	$1,301,353	$1,117,990	$173,316	$1,280,180	$1,356,412
(a) We receive cash up-front for most product sales but recognize revenue (primarily related to digital sales) over time recording a liability for deferred revenue at the time of sale. This adjustment represents the net effect of converting deferred revenues (inclusive of deferred royalties) to a cash basis assuming the collection of all receivable balances.

EBITDA, a measure used by management to assess operating performance, is defined as net income from continuing operations plus net interest, income taxes, depreciation and amortization, including amortization of pre-publication investment cash costs.
Adjusted EBITDA is defined as EBITDA adjusted to exclude unusual items and other adjustments required or permitted in calculating covenant compliance under our debt agreements.
Adjusted Revenue and Adjusted EBITDA-based measures is not a recognized term under U.S. GAAP and does not purport to be an alternative to revenue or income from continuing operations as a measure of operating performance or to cash flows from operations as a measure of liquidity. Additionally, each such EBITDA-based measure is not intended to be a measure of free cash flows available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, income tax payments and debt service requirements. Such measures have limitations as analytical tools, and you should not consider any of such measures in isolation or as substitutes for our results as reported under U.S. GAAP. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement U.S. GAAP results to provide a more complete understanding of the factors and trends affecting the business than U.S. GAAP results alone. Because not all companies use identical calculations, these EBITDA-based measures may not be comparable to other similarly titled measures of other companies.
Management believes that Adjusted Revenue is helpful in highlighting the sales performance from period to period because it reflects sales as they are made.
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
Management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

EBITDA and Adjusted EBITDA are calculated as follows:

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	March 23, 2013 to December 31, 2013	January 1, 2013 to March 22, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Net (loss) income	$36,718	$3,526	$(83,711)	$(4,184)	$126,852	$161,767
Interest (income) expense, net	130,507	146,124	135,022	481	(913)	(2,885)
Income tax (benefit) provision	20,080	(11,447)	(61,831)	(1,213)	86,470	94,013
Depreciation, amortization and pre-publication investment amortization	180,031	183,034	151,281	15,738	104,946	98,354
EBITDA	$367,336	$321,237	$140,761	$10,822	$317,355	$351,249
Change in deferred revenue (a)	19,311	10,875	62,185	(12,926)	21,234	21,210
Restructuring and cost savings implementation charges (b)	16,838	30,600	21,933	2,767	24,386	18,305
Sponsor fees (c)	3,500	3,500	875	—	—	—
Elimination of corporate overhead (d)	—	—	—	—	58,198	42,652
Purchase accounting (e)	—	(2,600)	141,100	—	—	—
Transaction costs (f)	—	3,931	27,612	—	—	—
Acquisition costs (g)	—	2,833	4,296	—	—	—
Physical separation costs (h)	—	24,202	4,100	—	—	—
Other (i)	1,622	14,976	13,310	3,293	(9,958)	(4,428)
Pre-publication investment cash costs (j)	(46,111)	(50,263)	(52,455)	(14,128)	(78,287)	(73,379)
Stand-alone cost savings (k)	—	—	—	—	21,103	27,483
Adjusted EBITDA	$362,496	$359,291	$363,717	$(10,172)	$354,031	$383,092
(a) We receive cash up-front for most product sales but recognize revenue (primarily related to digital sales) over time recording a liability for deferred revenue at the time of sale. This adjustment represents the net effect of converting deferred revenues (inclusive of deferred royalties) to a cash basis assuming the collection of all receivable balances.
(b) Represents severance and other expenses associated with headcount reductions and other cost savings initiated as part of our formal restructuring initiatives to create a flatter and more agile organization.
(c) Beginning in 2014, $3.5 million of annual management fees was recorded and payable to Apollo. The amount recorded in the Successor period from March 23, 2013 to December 31, 2013 was $0.9 million.
(d) General corporate allocations for executive management costs incurred by MHC were allocated to the business prior to Q1 2013.
(e) Represents the effects of the application of purchase accounting associated with the Founding Acquisition, driven by the step-up of acquired inventory. The deferred revenue adjustment recorded as a result of purchase accounting has been considered in the deferred revenue adjustment.
(f) The amount represents the transaction costs associated with the Founding Acquisition.
(g) The amount represents costs incurred for acquisitions subsequent to the Founding Acquisition including ALEKS and LearnSmart.
(h) The amount represents costs incurred to physically separate our operations from MHC. These physical separation costs were incurred subsequent to the Founding Acquisition and concluded in 2014.
(i) For the year ended December 31, 2015 (Successor), the amount represents (i) non-cash incentive compensation expense; (ii) elimination of the gain of $4.8 million on the sale of an investment in an equity security and (iii) other adjustments required or permitted in calculating covenant compliance under our debt agreements.

For the year ended December 31, 2014 (Successor), the amount represents (i) cash distributions to noncontrolling interest holders of $0.2 million; (ii) non-cash incentive compensation expense; (iii) elimination of non-cash gain of $7.3 million in LearnSmart; and (iv) other adjustments required or permitted in calculating covenant compliance under our debt agreements.
For the periods from March 23, 2013 to December 31, 2013 (Successor) and from January 1, 2013 to March 22, 2013 (Predecessor) and the year ended December 31, 2012 (Predecessor), the amount represents (i) cash distributions to noncontrolling interest holders (excluding special dividends) of $0.5 million and $1.8 million, respectively; (ii) non-cash incentive compensation expense recorded directly beginning in the first quarter of 2013; and (iii) other adjustments required or permitted in calculating covenant compliance under our debt agreements.
(j) Represents the cash cost for pre-publication investment during the period excluding discontinued operations.
(k) Represents stand-alone cost savings to reflect our expectation that costs incurred on a stand-alone basis will be lower than costs historically allocated to McGraw-Hill Education, LLC by MHC. These allocations were primarily related to services and expenses including (i) global technology operations and infrastructure; (ii) global real estate occupancy; (iii) employee benefits; and (iv) shared services such as tax, legal, treasury, and finance.

(2)	Total net debt is total debt less cash and cash equivalents. Total debt is presented as long-term debt plus current portion of long-term debt.

(3)	Working capital is calculated as current assets less current liabilities.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our combined consolidated financial statements including the accompanying notes and “Selected Financial Data” included elsewhere in this Annual Report. In addition to historical information, this discussion contains forward-looking statements that are subject to risks and uncertainties including, but not limited to, those described in "Risk Factors" and elsewhere in this Annual Report. Actual results may differ substantially from those contained in any forward-looking statements. See Item 1A. "Risk Factors" and "Special Note Regarding Forward- Looking Statements".

Overview
We are a leading provider of outcome-focused learning solutions, delivering both curated content and digital learning tools and platforms to the students in the classrooms of approximately 250,000 higher education instructors and a wide variety of academic institutions, professionals and companies in over 135 countries. We have evolved our business from a print-centric producer of textbooks and instructional materials to a leader in the development of digital content and technology-enabled adaptive learning solutions that are delivered anywhere, anytime.

Company History
On March 22, 2013, MHE Acquisition, LLC ("AcquisitionCo") completed the Founding Acquisition, pursuant to which a wholly-owned subsidiary of the Company acquired all of the outstanding equity interests of certain subsidiaries of McGraw Hill Financial, Inc. (“MHC”) pursuant to a Purchase and Sale Agreement, dated November 26, 2012 and as amended March 4, 2013 (the “Acquired Business”). The Acquired Business included all of MHC’s educational materials and learning solutions business, which is comprised of (i) the Higher Education, Professional, and International Group (the “HPI business”), which includes post-secondary education and professional products both in the United States and internationally and (ii) the School Education Group business (the “SEG business”), which includes school and formative assessment products targeting students in the pre-kindergarten through secondary school market.

In connection with the Founding Acquisition, a restructuring (the “Restructuring”) was completed, the result of which was that the HPI business and the SEG business became held by separate wholly owned subsidiaries of MHE US Holdings LLC ("Parent"). The HPI business became held by McGraw-Hill Global Education Intermediate Holdings, LLC (the “Company,” “the Successor” or “MHGE Intermediate”) and its wholly owned subsidiary McGraw-Hill Global Education Holdings, LLC (“MHGE Holdings”), while the SEG business became held by McGraw-Hill School Education Intermediate Holdings, LLC (“MHSE Holdings”) and as wholly owned subsidiary McGraw-Hill School Education Holdings LLC ("MHSE"). In addition, concurrently with the closing of the Founding Acquisition, MHGE Holdings entered into certain credit facilities which are described in Note 2 - The Founding Acquisition. MHSE Holdings is financed through separate credit facilities. MHGE Holdings nor its parent companies guarantee or provide any collateral to the financing for MHSE Holdings, and MHSE Holdings does not guarantee or provide collateral to the financing of MHGE Holdings or its parent companies. The terms “we,” “our,” and “us” used herein refer to the Company.
The term “Predecessor” refers to the HPI Business of MHC prior to giving effect to the consummation of the Founding Acquisition. The term “Successor” refers to the Company after giving effect to the consummation of the Founding Acquisition.

Business Segments

Higher Education
In the higher education market in the United States, we provide students, instructors and institutions with adaptive digital learning tools, digital platforms, custom publishing solutions and traditional printed textbook products with capabilities in adaptive learning, homework tools, lecture capture and LMS integration for post-secondary markets. Although we cover all major academic disciplines, our content portfolio is organized into three

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

key disciplines: (i) Business, Economics & Career; (ii) Science, Engineering & Math; and (iii) Humanities, Social Science & Languages. Our top selling products include Economics: Principles, Problems, and Policies (McConnell/Brue/Flynn), ALEKS, Managerial Accounting (Garrison) and The Art of Public Speaking (Lucas). The primary users of our solutions are students enrolled in two- and four-year non-profit colleges and universities, and to a much lesser extent, for-profit institutions. According to NCES, National Student Clearinghouse Research Center (“NSCRC”), and our estimates, recent declines in 2-year and 4-year enrollments have been predominately driven by declines in for-profit-institutions.

•
Degree-granting enrollment excluding for-profit institutions peaked in 2011 at 19.0 million, declining 0.9% CAGR to 18.7 million in 2013.  According to NCES, NSCRC and our estimates of 2-year for-profit enrollment in 2014 and 2015, degree-granting enrollments declined 0.4% from 18.7 million to 18.6 million in 2014 and may have leveled off in 2015.

•
According to NCES, degree-granting enrollments of for-profit institutions peaked in 2010 at 2.0 million, declining 6.4% CAGR to 1.7 million in 2013. Additionally, degree-granting for-profit enrollments declined 2.5% in 2014 to 1.6 million, with another 12.4% decline in 2015 to 1.4 million. We believe for-profit enrollment levels may stabilize in 2016.

•	In 2015, for-profit colleges accounted for approximately 10% of Higher Education revenue and approximately 7% of the Company's revenue.
We sell our Higher Education solutions to well-known online retailers, distribution partners and college bookstores, who subsequently sell to students. Our own direct-to-student sales channel is increasing via our proprietary e-commerce platform, which currently represents one of our three largest distribution channels in this segment. Although we sell our products to the students as end users, it is the instructor that makes the ultimate decision regarding new materials for the course. We have longstanding and exclusive relationships with many authors and nearly all of our products are covered by copyright in major markets, providing us the exclusive right to produce and distribute such content in those markets during the applicable copyright terms.

International

Our International segment, defined as sales outside the United States, serves students in the higher education, and professional markets in over 135 countries. Our products and solutions for the International segment are produced in nearly 60 languages and primarily originate from our offerings for the United States market, which are later adapted to meet the needs of individual geographies. Sales of our digital offerings are growing significantly in the international market, and we are continuously increasing our inventory of digital programs. The growth in the use of the English language is also a driver of demand for digital learning solutions and printed educational instructional materials.

Professional

In the professional market in the United States, we provide medical, technical and engineering content for the professional, education and test preparation communities. Our digital subscription products are sold to over 2,700 customers including corporations, academic institutions, libraries and hospitals. Our digital subscription products had a 94% annual retention rate in 2015.

Other

Other represents certain transactions or adjustments that are unusual or non-operational. In addition, adjustments made for in-transit product sales, timing related corporate cost allocations and other costs not attributed to a single operating segment are recorded within Other.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

Factors Affecting Our Performance
Impact of Our Digital Transformation
The acceptance and adoption of digital learning solutions is driving a substantial transformation in the education market. We believe we are well positioned to take advantage of this transformation given our ability to offer embedded assessments, adaptive learning, real-time interaction and feedback and student specific personalization based on our core curated educational content in a platform- and device-agnostic manner.
The demand for our digital solutions has increased substantially over the last five years though the rate of transformation differs by business segment. In the higher education market, our customers’ technology infrastructures are sufficiently advanced to support full adoption of digital learning solutions. During the year ended December 31, 2015, approximately 45% of our Higher Education Adjusted Revenue was derived from digital learning solutions. Professional markets have the greatest digital readiness, and a majority of our Professional revenues are derived from digital product sales. Internationally, the receptivity to digital solutions is also strong, particularly in developing economies. According to Juniper Networks, people in developing countries are nearly twice as likely to use connected devices for educational purposes on a regular basis as those in developed markets.
Our revenue models across each of our business segments are transforming along with our customers’ increasing adoption of digital learning solutions. In general, our digital solutions are sold on a subscription basis with high renewal rates, which provides a more stable and predictable long term revenue model. We believe that the digital transformation will provide new opportunities for revenue growth. For example, our digital learning solutions provide an opportunity for us to increase the size of our addressable market as our digital products are not available in a format that can be utilized for sale in the used and rental market. In addition, the reserve that we maintain for product returns has declined over time due to the shift from traditional print products to digital learning solutions, which experience a much lower return rate.

We closely monitor our digital sales given the significant investment being made across our business and the increasing adoption of digital in the marketplace. Our digital offerings are sold on a standalone basis and as part of bundled or hybrid offerings. In instances where we sell digital with a print component, it is our policy to bifurcate the sale between the digital and print components and attribute value to each of the components in accordance with U.S. GAAP. When we discuss or present digital revenues, such information is based upon the attribution of value in accordance with U.S. GAAP and does not include print revenues.
The transition from traditional print to digital solutions also improves our cost structure as we tag and leverage content across the entire business instead of duplicating development efforts in each segment. We also expect to reduce raw material, warehouse and delivery costs as a result of the shift to digital solutions, as well as reducing sampling costs that are incurred to provide traditional print products to purchasing decision makers at no cost to them.
The development cycle for traditional print products involves periodic revisions, which give rise to significant pre-publication costs that are capitalized and recognized through amortization expense over time. Our pre-publication costs have been declining as we sell more digital solutions. With our digital solutions, we employ a continuous revision cycle that permits smaller and more frequent investment over the lifecycle of a product to maintain the product’s relevancy by quickly incorporating feedback and enhancement opportunities. The cost of the smaller and more frequent investment is expensed and not capitalized, a shift from the historical accounting for pre-publication costs.
Our digital learning solutions are supported by our in-house DPG, which was formed in 2013 to drive innovation and to develop, maintain and leverage our digital learning solutions and technology tools and platforms across our entire business. To maintain and grow our leading digital position, we have increased our annual digital learning solutions spending, including operating and capital expenditures, from less than $70 million in 2012 to approximately $122 million in 2014 and approximately $139 million in 2015. While our investment has increased significantly since 2012, we believe that our annual expenditures will stabilize in the near future as our major initiatives and the build-out of certain foundational capabilities near completion.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

Revenue
Higher Education
We derive revenue primarily from the sale of digital learning solutions and content, traditional and custom print content and instructional materials. Our digital and print revenues are a function of sales volume and, to a lesser extent, changes in unit pricing. Our revenues are comprised of product and services sales less an allowance for product returns and revenue that is required to be deferred in accordance with U.S. GAAP.
Sales volumes are primarily influenced and the use of used or rental alternatives to our learning solutions by student enrollment figures. Our business is driven by our ability to maintain and win instructor adoptions and purchasing decisions made by students. Higher education enrollment, which was approximately 20 million in the Fall of 2014, has grown at a 2% CAGR since 1970, according to NCES, although it has declined since 2012. Growth in enrollment impacts the number of students requiring our digital and print solutions in any given year. Because instructors are the ultimate decision makers for content and instructional materials to be used in their courses, we compete for instructor adoptions of our products. After an instructor has adopted our products for use in his or her course, students have the option to purchase new content and instructional materials, purchase used versions of printed materials, rent printed materials from a number of outlets, or forego the acquisition of course content and materials altogether. Our sales depend heavily on the volume of new content and instructional materials sold and we do not benefit from sales in the used and rental markets. As digital solutions are adopted by more instructors, and increasingly become part of the instructors’ graded curriculum, more students are purchasing our digital solutions. This trend has increased sales of our digital solutions and is resulting in more predictable and recurring revenues as sales volumes begin to more closely align with trends in student enrollment.

Our product pricing is typically set at the beginning of each new academic year, and unit pricing has increased annually at a low-single digits percentage, on average, over the last several years. Digital products are typically priced at a discount to print products. However, we tend to generate more revenue per edition from a print product with a digital adaptive component than from a comparable stand-alone print product covering the same subject area. This is because the integration of our digital solutions into course instruction by the instructor, drives higher sell through into the classroom. There are no used or rental alternatives for the digital offerings.
For our print products, we recognize revenue at the time of shipment to our distribution partners, who typically order products several weeks before the beginning of an academic semester to ensure sufficient physical product inventory. Digital products are generally sold as subscriptions, which are paid for at the time of sale or shortly thereafter, and we recognize revenues derived from these products over the life of the subscription. In most cases, students purchase digital products at the beginning of the academic semester, or shortly thereafter, which has tended to shift the timing of revenues to later in the academic year as we sell more digital products and fewer print products. In addition, the difference in our revenue recognition policies between print and digital products has caused comparisons of current and historical revenues to less accurately reflect the actual sales performance of our business during this time of transition. As a result, we use the non-GAAP measure Adjusted Revenue to provide a consistent comparison of sales performance from period to period. See “-Our Key Metrics” for a description of Adjusted Revenue.
Revenues are also impacted by our reserve for product returns. Our distribution partners are permitted to return products at any time, though they primarily do so following the heavy student purchasing period at the beginning of each academic semester. To more accurately reflect the economic impact of returns on our operating performance, we reserve a percentage of our gross sales in anticipation of these returns when calculating our net revenues. This reserve has declined in recent years as we shift from sales of traditional print products to digital learning solutions, which experience a much lower return rate.

International

We derive revenue primarily from the sale of digital learning solutions and content, traditional print content and instructional materials to the higher education, K-12 and professional markets in over 135 countries worldwide. Our revenues are a function of the market conditions in the countries in which we operate and our ability to expand

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

our sales to customers in these countries and to new countries. A majority of our international revenue is generated by selling our unmodified English language products, which were originally created for the United States market, internationally. Our revenues are comprised of product and services sales less an allowance for product returns and revenue that is required to be deferred in accordance with U.S. GAAP.
     Our International business covers five major regions. Each of these regions and the underlying country performance can be impacted by the economy, government policy and competitive situations. These regions are Europe, the Middle East and Africa (collectively, "EMEA"), Asia Pacific, India, Latin America and Canada.
Product pricing varies by region and country with pricing comparable to equivalent products sold in the United States in some instances. Within developing economies, price points tend to be lower than in the United States, dictated by the economic conditions prevalent in that country.
Foreign exchange rates also impact our international revenues as the functional currency is often the foreign currency of the countries in which we operate. As a result, we are exposed to currency fluctuations in translating our financial results into U.S. dollars. In 2015, approximately 63% of our international sales were denominated in currencies other than the U.S. dollar. Recent strengthening of the dollar has resulted in unfavorable foreign exchange impacts. We monitor the impact of foreign currency movements and the correlation between local currencies and the U.S. dollar. We also periodically review our hedging strategy and may enter into other arrangements as appropriate.

Revenue recognition for international products is similar to products sold in the United States. Revenue for traditional print products is typically recognized upon shipment, while digital revenues are recognized over the contractual term of the product. The difference in our revenue recognition policies between print and digital solutions has caused comparisons of current and historical revenues to less accurately reflect the actual sales performance of our business during this time of transition. As a result, we use the non-GAAP measure Adjusted Revenue to provide a consistent comparison of sales performance from period to period. See “-Our Key Metrics” for a description of how we define Adjusted Revenue.

Professional
We derive revenue primarily from the sale of digital subscription services and content, both digital and print. Our digital and print revenues are a function of sales volume and, to a lesser extent, changes in unit pricing. Our revenues are comprised of product and services sales less an allowance for product returns and revenue that is required to be deferred in accordance with U.S. GAAP.
Sales volume is driven by demand for subscription based, professional content and by growth in knowledge-based industries, especially in the medical, technical and engineering fields. As the United States economy continues to recover, we expect the market for professional education resources to grow, particularly among professions that are experiencing more rapid job growth. The Professional and Business Services and Healthcare and Social Assistance industry sectors are expected to add nearly 6 million jobs between 2014 and 2024, more than all other United States industries combined, according to the Bureau of Labor Statistics (“BLS”). We derive a substantial portion of our Professional revenue from these two industries.
Sales of our digital subscription services provide a stable and highly recurring revenue stream, with a retention rate across major platforms of 94% in 2015. Our digital subscription services are sold as annual contracts, and prices for new subscriptions typically increase by low single-digits each year. Our other digital and traditional print products are also priced competitively and increase in the low single digits each year.
Revenue for traditional print products is typically recognized upon shipment, while digital revenues are recognized over the contractual term. The continued shift from print to digital will increase the percentage of our sales that are deferred and recognized over the contractual term. The difference in our revenue recognition policies between print and digital solutions has caused comparisons of current and historical revenues to less accurately reflect the actual sales performance of our business during this time of transition. As a result, we use the non-GAAP

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

measure Adjusted Revenue to provide a consistent comparison of sales performance from period to period. See “-Our Key Metrics” for a description of Adjusted Revenue.
Cost of Sales
Cost of sales include variable costs such as paper, printing and binding, certain transportation and freight costs related to our print products, as well as content related royalty expenses and gratis costs (products provided at no charge as part of the sales transaction) for both print and digital products. Royalty expense for author developed content is primarily related to our Higher Education and Professional segments.
Due to the inherent subjectivity in the classification of costs between cost of sales and operating and administrative expense across the Company’s industry, the Company does not focus on gross profit or gross margin as a key metric for the Company’s business. Additionally, the classification of costs between cost of sales and operating and administrative expense does not impact the Company’s key metrics, including Adjusted Revenue, EBITDA and Adjusted EBITDA.
Operating and Administration Expenses
Our operating and administration expenses include the expenses of our employees and outside vendors engaged in our marketing, selling, editorial and administrative activities as well as pre-publication cost amortization. A significant component of our total operating and administration expense relates to our ongoing investment in DPG. These costs are both fixed and variable in nature and our investment is expected to increase given our increasingly digital revenues; however, we expect the rate of increase to moderate over time as our major initiatives and the build-out of certain foundational capabilities near completion.

Costs associated with design and content creation for both digital and print products are capitalized as a component of pre-publication expenditures. Capitalized pre-publication expenditures are subsequently amortized as a component of operating and administration expenses.
Outside of costs directly associated with DPG, we incur additional digital related costs, including content tagging and digital solutions hosting, which have increased as the digital transformation continues. The Company relies primarily on internal resources to develop the Company’s digital platform, host the Company’s digital solutions and tag the Company’s digital content, and these costs have no clear attribution to specific products or services and do not directly correlate to sales of products or delivery of services. As a result, the Company has classified these costs within operating and administrative expenses.
In the United States, our products are sold in over 5,000 higher education institutions. Our sales force of over 1,000 persons maintains close relationships with the individual instructors who are the primary decision makers in the higher education market. We incur significant selling and market expense to maintain and support our extensive sales force. Subsequent to the Founding Acquisition, we invested in sales and marketing to drive future revenue opportunities and enhance our product branding.
Since the Founding Acquisition, we have incurred significant non-recurring restructuring and separation costs to establish the standalone operations of our business and facilitate cost saving opportunities. The physical separation costs incurred to establish our standalone operations ceased in 2014 upon the completion of the separation from our former parent. Excluding the impact of restructuring and separation costs, we expect our operating and administration expense to increase nominally as we continue to invest in the business and drive our digital transformation.
Transaction and Acquisition Costs
In connection with the Founding Acquisition, we incurred significant transaction costs including external legal and consulting expenses that are separately identified in the statement of operations. Subsequent to the Founding Acquisition, we incurred additional acquisition costs in connection with our acquisitions of ALEKS and LearnSmart

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

which are included in operating and administration expenses. To the extent we acquire and divest of businesses in the future, we may incur transaction costs that will vary based upon the size and complexity of the transaction.
Interest Expense
Our interest expense includes interest related primarily to the Notes and the Senior Facilities.
Interest expense varies based on the amount of indebtedness outstanding and the rates at which we were able to secure the indebtedness. The interest rate on certain tranches of indebtedness is based on London InterBank Offered Rate ("LIBOR") or the prime lending rate ("Prime"), plus an applicable margin. As a result, changes in the LIBOR or Prime rate can impact interest expense. As applicable, interest expense may also include costs associated with our Revolving Credit Facility and the amortization of deferred financing fees and loan discounts. Interest expense for the year ending December 31, 2015 (Successor) was $130.5 million.

Intangible Amortization
Our intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of customer relationships, content rights, trade names, non-compete rights and technology. The largest component of our intangibles asset balance is related to content acquired as part of the Founding Acquisition and is being amortized over a period of 8 to 14 years. The remaining balances will be amortized over varying periods of time from 4 to 14 years from the date of acquisition. Intangible asset amortization expense for the year ending December 31, 2015 (Successor) was $93.2 million.
Pre-publication Expenditures and Amortization
Pre-publication expenditures are capitalized costs incurred and principally consist of design and content creation. Costs incurred prior to the publication date of a title or release date of a product represent activities associated with product development. These may be performed internally or outsourced to subject matter specialists and include, but are not limited to, editorial review and fact verification, graphic art design and layout and the process of conversion from print to digital media or within various formats of digital media. These costs are capitalized when the costs can be directly attributable to a project or title and the title is expected to generate probable future economic benefits. Capitalized costs are amortized upon publication of the title over its estimated useful life of up to six years, with a higher proportion of the amortization typically taken in the earlier years.
Over the last several years, we have optimized our pre-publication expenditures to emphasize investment in content that can be leveraged across our full range of products, which maximizes our long-term returns on this investment. This has been accomplished, in part, by the creation of DPG, which supports ongoing innovation, development and maintenance of our technology platforms. We have also experienced a decline in pre-publication expenditures as our business shifts from a periodic revision cycle for print products, which gives rise to significant pre-publication expenditures, to a continuous revision cycle for digital learning solutions.
Pre-publication expenditure demands differ by business segment for a variety of reasons, including the speed with which the digital transformation has occurred. In Higher Education, pre-publication expenditures are highest for the first edition of a new title, and lower for subsequent revisions. Our pre-publication investment to create content used in our adaptive tools, such as the assessment questions in the LearnSmart, product is increasing. This foundational investment is expected to reduce the variability of pre-publication expenditures in the future as we are able to leverage the content across the business.
Higher Education
Pre-publication expenditures in the Higher Education segment relate to the development of product across all disciplines, since the content is created by authors on a royalty basis. We develop “first editions,” which are new titles or programs that can be revised over time based on market acceptance. As we continue our digital transformation, our pre-publication expenditure is increasingly related to content used in our adaptive tools, such as

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

the assessment questions in the LearnSmart product. Development of the technology underlying our digital products is either supported by DPG with costs recorded in operating expenses, or capitalized if a new capability is developed (i.e., new product). Pre-publication expenditures are typically incurred in the year before the copyright is acquired on a printed textbook. The cash spend for the years ended December 31, 2015 and 2014 (Successor) and for the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $30.2 million, $30.2 million and $34.3 million and $9.7 million, respectively.
International
Pre-publication expenditures in the international segment relate to locally developed products or adaptations and translations of existing Higher Education, K-12 and Professional products in both digital and print format. Similar to our Higher Education and Professional segments, pre-publication is typically spent in the year before the copyright is established. The cash spend for the years ended December 31, 2015 and 2014 (Successor) and for the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $6.5 million, $10.0 million and $9.1 million and $2.5 million, respectively.
Professional
Pre-publication expenditures in the Professional segment relate to new titles and revisions, similar to the Higher Education segment, and include activities related to the creation of the actual product, since the content is created by authors on a royalty basis. Pre-publication expenditures are typically incurred in the year before the copyright is established. For our Access platforms, any additional content needed to supplement the print product will be funded through pre-publication expenditures. The cash spend for the years ended December 31, 2015 and 2014 (Successor) and for the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $9.4 million, $10.1 million and $9.1 million and $1.9 million, respectively.
Capital Expenditures
Capital expenditures relate to expenditures for fixed assets, leasehold improvements and software development. The expense related to these purchases is recorded as depreciation in our statement of operations over the useful life of the asset. Our capital expenditures as a percentage of revenue have historically averaged less than 2.0% per annum. Our capital expenditures vary based upon the level of digital investment being made, which was significant in 2014 and 2015, as well as the timing of asset purchases. For the years ended December 31, 2015 and 2014 (Successor) and for the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), our capital expenditures were $39.5 million, $39.6 million and $6.7 million and $1.9 million, respectively.

Combined Consolidated Operating Results
The following tables set forth certain historical combined consolidated financial information for the years ended December 31, 2015 and 2014 (Successor) and for the periods from March 23, 2013 to December 31, 2013 (Successor), and January 1, 2013 to March 22, 2013 (Predecessor). The following tables and discussion should be read in conjunction with the information contained in our historical combined consolidated financial statements and the notes thereto included elsewhere in this Annual Report. However, our historical predecessor results of operations set forth below and elsewhere in this Annual Report may not necessarily reflect what would have occurred if we had been a separate, stand-alone entity during the periods presented or what will occur in the future. For a discussion of the non-GAAP measures used to assess the performance of the Company’s segments, see “-Our Key Metrics.”

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

Consolidated Operating Results for the Years Ended December 31, 2015 and 2014 (Successor)

	Successor
	Year Ended December 31, 2015	Year Ended December 31, 2014	$ Change	% Change

Revenue	$1,237,270	$1,290,478	$(53,208)	(4.1)%
Cost of sales	345,166	358,731	(13,565)	(3.8)%
Gross profit	892,104	931,747	(39,643)	(4.3)%
Operating expenses
Operating and administration expenses	592,789	683,239	(90,450)	(13.2)%
Depreciation	28,648	15,456	13,192	85.4%
Amortization of intangibles	93,240	103,347	(10,107)	(9.8)%
Transaction costs	—	3,931	(3,931)	(100.0)%
Total operating expenses	714,677	805,973	(91,296)	(11.3)%
Operating (loss) income	177,427	125,774	51,653	41.1%
Interest expense (income), net	130,507	146,124	(15,617)	(10.7)%
Other (income) expense	(9,878)	(12,429)	2,551	(20.5)%
(Loss) income from operations before taxes on income	56,798	(7,921)	64,719	(817.1)%
Income tax (benefit) provision	20,080	(11,447)	31,527	(275.4)%
Net (loss) income	36,718	3,526	33,192	941.3%
Less: Net (loss) income attributable to noncontrolling interests	—	299	(299)	(100.0)%
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$36,718	$3,825	$32,893	859.9%
Revenue

	Successor
	Year Ended December 31, 2015	Year Ended December 31, 2014	$ Change	% Change

Reported Revenue by segment:
Higher Education	$808,945	$840,549	$(31,604)	(3.8)%
International	305,021	333,764	(28,743)	(8.6)%
Professional	119,589	116,774	2,815	2.4%
Other	3,715	(609)	4,324	(710.0)%
Total Reported Revenue	$1,237,270	$1,290,478	$(53,208)	(4.1)%

Revenue for the years ended December 31, 2015 and 2014 (Successor) was $1,237.3 million and $1,290.5 million, respectively, a decrease of $53.2 million or 4.1%. Excluding the impact of purchase accounting (which negatively impacted revenue as a result of the adjustment recorded to reduce the carrying value of deferred revenue on the opening balance sheet), revenue for the years ended December 31, 2015 and 2014 (Successor) was $1,238.0 million and $1,289.1 million, respectively, a decrease of $51.1 million or 4.0%. This decrease was driven by the segment factors described below.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

Higher Education

Higher Education revenue for the years ended December 31, 2015 and 2014 (Successor) was $808.9 million and $840.5 million, respectively, a decrease of $31.6 million or 3.8%. Excluding the impact of purchase accounting, revenue for the years ended December 31, 2015 and 2014 (Successor) was $809.5 million and $834.8 million, respectively, a decrease of $25.3 million or 3.0%. The decrease was primarily due to:

•
decreased print revenues, resulting in part from our focused transition from print to digital which has led to extended revisions cycles for certain titles and a declining print front-list, which in turn has led to more used and rental alternatives for new print materials. In addition, the digital transition has led to unfavorable timing impacts resulting from distribution partners having less market visibility leading to later ordering of print and more unpredictable purchasing and returns patterns in the near term. In the long-term, we would expect higher sell-through to the classroom of digital alternatives and print returns to decline as the business mix transitions to digital offerings; and

•
unfavorable timing in sales as the digital transition is changing our selling patterns for digital and print offerings. As we drive our digital first strategy, students are increasingly purchasing digital solutions directly from our proprietary e-commerce channel at the start of the semester. As these sales transition from the traditional distribution channel to our proprietary e-commerce channel, this has the effect of shifting our sales from the end of 2015 to the beginning of 2016; partially offset by

•
digital revenue growth, primarily driven by growth in paid activations of our core digital learning solutions- Connect/LearnSmart and ALEKS (paid activations of Connect/LeanSmart grew by 16% and paid activations of ALEKS grew by 10%); and

•	a favorable product returns reserve rate adjustment consistent with the ongoing market shift to digital learning solutions which experience a lower return rate.

International
International revenue for the years ended December 31, 2015 and 2014 (Successor) was $305.0 million and $333.8 million, respectively, a decrease of $28.8 million or 8.6%. Excluding the impact of purchase accounting, revenue for the years ended December 31, 2015 and 2014 (Successor) was $305.0 million and $334.4 million, respectively, a decrease of $29.4 million or 8.8%. The decrease was primarily due to:

•	a $27.5 million unfavorable foreign exchange rate impact (estimated by re-calculating current period results of foreign operations using the average exchange rate from the prior period); and

•	a decline in print revenue; partially offset by

•	digital revenue growth primarily in higher education sales.
Geographic performance was driven by higher education sales in Australia and the Middle East, offset by a decline in Latin America driven by lower professional sales.

Professional

Professional revenue for the years ended December 31, 2015 and 2014 (Successor) was $119.6 million and $116.8 million respectively, an increase of $2.8 million or 2.4%. Excluding the impact of purchase accounting, revenue for the years ended December 31, 2015 and 2014 (Successor) was $119.7 million and $120.5 million, respectively, a decrease of $0.8 million or 0.7%. The decrease was primarily due to:

•	decline in print and eBook revenue due, in part, to a formal portfolio review and rationalization in late 2014; partially offset by

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

•	new digital subscription revenue growth and strong renewals across Access platform offerings.
Cost of Sales
Cost of sales for the years ended December 31, 2015 and 2014 (Successor) was $345.2 million and $358.7 million, respectively, a decrease of $13.5 million or 3.8%. Excluding the impact of purchase accounting (which negatively impacted cost of sales as a result of the step-up in the carrying value of inventory on the opening balance sheet), cost of sales for the years ended December 31, 2015 and 2014 (Successor) was $345.2 million and $361.3 million, respectively, a decrease of $16.1 million or 4.5%. This net decrease was driven by lower manufacturing costs due to the migration from print to digital learning solutions.
Operating and Administration Expenses
Operating and administration expenses for the years ended December 31, 2015 and 2014 (Successor) were $592.8 million and $683.2 million, respectively, a decrease of $90.5 million or 13.2%. Included within operating and administration expense is the amortization of pre-publication expenditures which decreased by $6.1 million or 9.5% as a result of more efficient capital deployment and the impact of the ongoing transition from a print to digital operating model. The remaining decrease was driven by:

•	a $24.2 million cost reduction due to the completion of physical separation from MHC, our former parent company, in 2014;

•	a $16.5 million decrease in selling and marketing expense driven by our revenue decline;

•	a $13.8 million decrease in restructuring and cost savings implementation charges;

•
the realization of cost savings associated with actions taken subsequent to the Founding Acquisition including headcount reduction, facilities rationalization, technology optimization and outsourcing as part of our comprehensive cost savings program;

•	a $3.9 million decrease in transaction costs; and

•	a $2.8 million decline in acquisition costs; partially offset by

•	a $8.8 million increase in DPG expense as a result of our continued investment in digital.
Depreciation & Amortization of Intangibles
Depreciation and amortization expenses for the years ended December 31, 2015 and 2014 (Successor) were $121.8 million and $118.8 million, respectively, an increase of $3.0 million or 2.5%. This increase was the result of having finalized the valuation of intangible assets acquired at the time of the Founding Acquisition.
Interest expense, net
Interest expense, net, for the years ended December 31, 2015 and 2014 (Successor) was $130.5 million and $146.1 million, respectively, a decrease of $15.6 million or 10.7%. The decrease was the result of the following:

•	the refinancing of the Term Loan Facility on March 24, 2014, which reduced the applicable LIBOR margin from 7.75% to 4.75%, and voluntary principal payment of $35.0 million; and

•	the refinancing of the Term Loan Facility on May 4, 2015, which further reduced the applicable LIBOR margin of 4.75% to 3.75%, and voluntary principal payment of $0.3 million.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

Other (income) expense
Other (income) expense for the years ended December 31, 2015 and 2014 (Successor) was $(9.9) million and $(12.4) million, respectively a decrease of $2.5 million or 20.5%. The decrease was the result of the following:

•	a gain of $4.8 million relating to the sale of an investment in an equity security in 2015; and

•	a $7.3 million gain recognized on the original 20% equity interest in LearnSmart held at the time the remaining 80% was acquired on February 6, 2014.
Provision for Taxes on Income
Taxes on income from continuing operations for the years ended December 31, 2015 and 2014 (Successor) were a provision (benefit) of $20.0 million and $(11.4) million, respectively. For the years ended December 31, 2015 and 2014 (Successor), the effective tax rate was 35.4% and 144.5%, respectively.

Combined Consolidated Operating Results for the Year Ended December 31, 2014 (Successor) and the Periods Ended March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor)

	Successor		Predecessor
	Year Ended December 31, 2014	March 23, 2013 to December 31, 2013	January 1, 2013 to March 22, 2013	$ Change	% Change

Revenue	$1,290,478	$1,055,805	$186,242	$48,431	3.9%
Cost of sales	358,731	460,850	56,249	(158,368)	(30.6)%
Gross profit	931,747	594,955	129,993	206,799	29%
Operating expenses
Operating and administration expenses	683,239	494,565	129,336	59,338	9.5%
Depreciation	15,456	16,192	3,874	(4,610)	(23.0)%
Amortization of intangibles	103,347	69,231	1,699	32,417	45.7%
Transaction costs	3,931	27,612	—	(23,681)	(85.8)%
Total operating expenses	805,973	607,600	134,909	63,464	9%
Operating (loss) income	125,774	(12,645)	(4,916)	143,335	(816)%
Interest expense (income), net	146,124	135,022	481	10,621	7.8%
Other (income) expense	(12,429)	(2,125)	—	(10,304)	484.9%
(Loss) income from operations before taxes on income	(7,921)	(145,542)	(5,397)	143,018	(95)%
Income tax (benefit) provision	(11,447)	(61,831)	(1,213)	51,597	(81.8)%
Net (loss) income	3,526	(83,711)	(4,184)	91,421	(104)%
Less: Net (loss) income attributable to noncontrolling interests	299	(2,251)	631	1,919	(118.5)%
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$3,825	$(85,962)	$(3,553)	$93,340	(104)%

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

Revenue

	Successor		Predecessor
	Year Ended December 31, 2014	March 23, 2013 to December 31, 2013	January 1, 2013 to March 22, 2013	$ Change	% Change

Reported Revenue by segment:
Higher Education	$840,549	$664,698	$107,717	$68,134	8.8%
International	333,764	296,353	53,009	(15,598)	(4.5)%
Professional	116,774	93,988	23,139	(353)	(0.3)%
Other	(609)	766	2,377	(3,752)	(119.4)%
Total Reported Revenue	$1,290,478	$1,055,805	$186,242	$48,431	3.9%
Revenue for the year ended December 31, 2014 (Successor), the period from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $1,290.5 million, $1,055.8 million and $186.2 million, respectively, an increase of $48.4 million or 3.9%. Excluding the impact of purchase accounting (which negatively impacted revenue as a result of the adjustment recorded to reduce the carrying value of deferred revenue on the opening balance sheet), revenue for the year ended December 31, 2014 (Successor) and the periods ended March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $1,289.1 million, $1,085.0 million, and $186.2 million, respectively, an increase of $17.9 million or 1.4%. This net increase was driven by the segment factors discussed below.
Higher Education
Higher Education revenue for the year ended December 31, 2014 (Successor), the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $840.5 million, $664.7 million and $107.7 million, respectively, an increase of $68.1 million or 8.8%. Excluding the impact of purchase accounting, revenue for the year ended December 31, 2014 (Successor) and the periods ended March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $834.8 million, $690.0 million, and $107.7 million, respectively, an increase of $37.1 million or 4.6%. The increase was primarily due to:

•
digital revenue growth of nearly $60 million driven primarily by our Connect/LearnSmart and ALEKS digital learning solutions (paid activations of Connect/LearnSmart grew by 19% and paid activations of ALEKS grew by 24%);

•	eBooks and a full year of incremental ALEKS revenues (acquired in August 2013); partially offset by

•
a decline in print revenue of $22.0 million or 4% due primarily to extended new book revision cycles, rental and used alternatives for new materials and the migration from print to digital learning solutions.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

International

International revenue for the year ended December 31, 2014 (Successor), the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $333.8 million, $296.4 million and $53.0 million, respectively, a decrease of $15.6 million or 4.5%. Excluding the impact of purchase accounting, revenue for the year ended December 31, 2014 (Successor) and the periods ended March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $334.4 million, $297.5 million and $53.0 million, respectively, a decrease of $16.0 million or 4.6%. The decrease was primarily due to the following:

•	a $6.4 million unfavorable foreign exchange rate impact (estimated by re-calculating current year results of foreign operations using the average exchange rate from the prior year); and

•	a decline in print revenues; partially offset by

•	an increase in digital revenues to approximately 10% of total revenues.
Geographic performance was impacted by growth in the Asia Pacific region, driven by higher education market share gains in Australia; a decline in performance in the EMEA region, driven partially by pressure on government funding; and lower performance in Latin America across all segments.

Professional

Professional revenue for the year ended December 31, 2014 (Successor), the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $116.8 million, $94.0 million and $23.1 million, respectively, a decrease of $0.4 million or 0.3%. Excluding the impact of purchase accounting, revenue for the year ended December 31, 2014 (Successor) and the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $120.5 million, $96.7 million and $23.1 million, respectively, an increase of $0.7 million or 0.6%. The increase was primarily due to the following:

•	a digital revenue increase of 8%, net of eBook revenue declines, to approximately 40% of total revenues with digital subscription renewal rates continuing to exceed 90%; partially offset by

•	print revenue declines.
Cost of Sales

Cost of sales for the year ended December 31, 2014 (Successor), the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $358.7 million, $460.9 million and $56.2 million, respectively. Excluding the impact of purchase accounting (which negatively impacted cost of sales as a result of the step-up in the carrying value of inventory on the opening balance sheet), cost of sales for the year ended December 31, 2014 (Successor) and the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $361.3 million, $319.8 million and $56.2 million respectively, a decrease of $14.7 million or 3.9%. The net decrease was driven by:

•	royalty savings as a result of the ALEKS acquisition in August 2013 and LearnSmart acquisition in February 2014; and

•	decreased manufacturing costs during the period due, in part, to the continued migration from print to digital solutions

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

Operating and Administration Expenses
Operating and administration expenses for the year ended December 31, 2014 (Successor), periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were $683.2 million, $494.6 million and $129.3 million, respectively, an increase of $59.3 million or 9.5%. Included within operating and administration expense is the amortization of pre-publication costs which decreased by $11.8 million or 15.5% as a result of more efficient capital deployment and the impact of transitioning from a print to digital operating model.
The remaining variance was due to:

•	an increase in digital related expenditures associated with the formal establishment and build-out of DPG subsequent to the Founding Acquisition;

•	a cost increase of $20.1 million related to the physical separation of operations from MHC;

•	investment in selling and marketing of approximately $11.0 million in advance of sales opportunities in 2014 and future periods for Higher Education; and

•	increased technology costs as a standalone entity; partially offset by

•
the realization of cost savings associated with actions taken subsequent to the Founding Acquisition, including headcount reduction, facilities rationalization, technology optimization and outsourcing as part of our comprehensive cost savings program.

Depreciation & Amortization of Intangibles
Depreciation and amortization expenses for the year ended December 31, 2014 (Successor), periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were $118.8 million, $85.4 million and $5.6 million, respectively. This was primarily due to the definite-lived intangible assets associated with the following acquisitions:

•	Founding Acquisition: $998.0 million (completed March 2013; full year impact in 2014);

•	LearnSmart: $44.8 million (acquired February 2014; partial year impact in 2014); and

•	ALEKS: $40.7 million (acquired August 2013; full year impact in 2014).
Transaction Related Expenses
The transaction related expenses for the year ended December 31, 2014 (Successor) and period from March 23, 2013 to December 31, 2013 (Successor) were $3.9 million and $27.6 million, respectively. These amounts represent the transaction costs associated with the Founding Acquisition, which include legal and consulting expenses. There were no transaction related expenses recorded in the Predecessor period.
Interest Expense, Net
Interest expense, net, for the year ended December 31, 2014 (Successor) and periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $146.1 million and $135.0 million and $0.5 million, respectively. The net change was the result of the debt incurred to finance the Founding Acquisition, including:

•	$810.0 million 6-year Term Loan Facility, all of which was drawn at closing, $240.0 million;

•	5-year Revolving Credit Facility, of which $35.0 million was drawn at closing; and

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

•	the issuance of $800.0 million Notes.
During the year ended December 31, 2014 (Successor), the interest expense, net was favorably impacted by the voluntary principal payments of the Term Loan Facility of $35.0 million and $81.0 million on March 24, 2014 and December 31, 2013, respectively, as well as the refinancing of the Term Loan Facility on March 24, 2014, which reduced the applicable LIBOR margin from 7.75% to 4.75%.
Other (Income) Expense
Other (income) expense for the year ended December 31, 2014 (Successor) and periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) was $(12.4) million and $(2.1) million and none, respectively, related to the following:

•	a $7.3 million gain recognized on the original 20% equity interest in LearnSmart held at the time the remaining 80% was acquired on February 6, 2014; and

•	$5.1 million relating to reseller agreement entered into with MHSE for the exclusive rights to sell ALEKS products in the K-12 market (acquired August 2013; full year impact in 2014).

Provision for Taxes on Income
Taxes on income for the year ended December 31, 2014 (Successor) and periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), were benefits of $11.4 million, $61.8 million, and $1.2 million, respectively. For the year ended December 31, 2014 (Successor) and the periods March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), the effective tax rate was 144.5%, 42.5%, and 22.5%, respectively. The Predecessor tax provisions and related deferred tax assets and liabilities were determined as if the Company were a separate taxpayer.

Non-GAAP Measures

Adjusted Revenue, EBITDA and Adjusted EBITDA

The Securities and Exchange Commission ("SEC") has adopted rules to regulate the use in filings with the SEC and in public disclosures of “non-GAAP financial measures,” such as Adjusted Revenue, EBITDA and Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with U.S. GAAP.

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

EBITDA, a measure used by management to assess operating performance, is defined as net income from continuing operations plus net interest, income taxes, depreciation and amortization (including amortization of pre-publication investment cash costs). Adjusted EBITDA is defined as EBITDA adjusted to exclude unusual items and other adjustments required or permitted under our debt agreements. Adjusted EBITDA is the fundamental profitability metric we use to manage our business as it reflects the sales activity in a given period, as well as the impact of our continuing investment in pre-publication activities, which are important to the ongoing success of our business.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

Each of the above described measures is not a recognized term under U.S. GAAP and does not purport to be an alternative to revenue, income from continuing operations, income from operations or any other measure derived in accordance with U.S. GAAP as a measure of operating performance or to cash flows from operations as a measure of liquidity. Additionally, each such measure is not intended to be a measure of free cash flows available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Such measures have limitations as analytical tools, and you should not consider any of such measures in isolation or as substitutes for our results as reported under U.S. GAAP. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement U.S. GAAP results to provide a more complete understanding of the factors and trends affecting the business than U.S. GAAP results alone. Since all companies do not use identical calculations, our measures may not be comparable to other similarly titled measures of other companies.

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
(Dollars in thousands, unless otherwise indicated)

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	March 23, 2013 to December 31, 2013	January 1, 2013 to March 22, 2013

Reported Revenue by segment:
Higher Education	$808,945	$840,549	$664,698	$107,717
International	305,021	333,764	296,353	53,009
Professional	119,589	116,774	93,988	23,139
Other	3,715	(609)	766	2,377
Total Reported Revenue	1,237,270	1,290,478	1,055,805	186,242
Change in deferred revenue (a)	19,311	10,875	62,185	(12,926)
Adjusted Revenue	$1,256,581	$1,301,353	$1,117,990	$173,316
Adjusted Revenue by segment:
Higher Education	$824,951	$838,310	$718,076	$93,289
International	307,932	335,809	300,487	54,289
Professional	123,037	127,299	99,427	25,738
Other	661	(65)	—	—
Total Adjusted Revenue	$1,256,581	$1,301,353	$1,117,990	$173,316

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	March 23, 2013 to December 31, 2013	January 1, 2013 to March 22, 2013

Net income (loss)	$36,718	$3,526	$(83,711)	$(4,184)
Interest (income) expense, net	130,507	146,124	135,022	481
Income tax (benefit) provision	20,080	(11,447)	(61,831)	(1,213)
Depreciation, amortization and pre-publication investment amortization	180,031	183,034	151,281	15,738
EBITDA	$367,336	$321,237	$140,761	$10,822
Change in deferred revenue (a)	19,311	10,875	62,185	(12,926)
Restructuring and cost savings implementation charges (b)	16,838	30,600	21,933	2,767
Sponsor fees (c)	3,500	3,500	875	—
Purchase accounting (d)	—	(2,600)	141,100	—
Transaction costs (e)	—	3,931	27,612	—
Acquisition costs (f)	—	2,833	4,296	—
Physical separation costs (g)	—	24,202	4,100	—
Other (h)	1,622	14,976	13,310	3,293
Pre-publication investment cash costs (i)	(46,111)	(50,263)	(52,455)	(14,128)
Adjusted EBITDA	$362,496	$359,291	$363,717	$(10,172)

(a) We receive cash up-front for most product sales but recognize revenue (primarily related to digital sales) over time recording a liability for deferred revenue at the time of sale. This adjustment represents the net effect of converting deferred revenues (inclusive of deferred royalties) to a cash basis assuming the collection of all receivable balances.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

(b) Represents severance and other expenses associated with headcount reductions and other cost savings initiated as part of our formal restructuring initiatives to create a flatter and more agile organization.

(c) Beginning in 2014, $3.5 million of annual management fees was recorded and payable to Apollo. The amount recorded in the Successor period from March 23, 2013 to December 31, 2013 was $0.9 million.

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

(h) For the year ended December 31, 2015 (Successor), the amount represents (i) non-cash incentive compensation expense; (ii) elimination of the gain of $4.8 million on the sale of an investment in an equity security and (iii) other adjustments required or permitted in calculating covenant compliance under our debt agreements.

For the year ended December 31, 2014 (Successor), the amount represents (i) cash distributions to noncontrolling interest holders of $0.2 million; (ii) non-cash incentive compensation expense; (iii) elimination of non-cash gain of $7.3 million in LearnSmart; and (iv) other adjustments required or permitted in calculating covenant compliance under our debt agreements.

For the periods from March 23, 2013 to December 31, 2013 (Successor) and from January 1, 2013 to March 22, 2013 (Predecessor), the amount represents (i) cash distributions to noncontrolling interest holders (excluding special dividends) of $0.5 million and $1.8 million, respectively; (ii) non-cash incentive compensation expense recorded directly beginning in the first quarter of 2013; and (iii) other adjustments required or permitted in calculating covenant compliance under our debt agreements.

(i) Represents the cash cost for pre-publication investment during the period excluding discontinued operations.

Indebtedness and Liquidity

	As of December 31,
	2015	2014	2013
Cash and cash equivalents	$311,187	$232,098	$253,390
Current portion of long-term debt	79,120	6,880	8,100
Long-term debt	1,372,967	1,447,473	1,483,815
Historically, we have generated operating cash flows (and with respect to the Predecessor, received financial support from MHC) sufficient to fund our seasonal working capital, capital requirements, expenditure and financing requirements. We use our cash generated from operating activities for a variety of needs, including among others: working capital requirements, pre-publication investment cash costs, capital expenditures and strategic acquisitions.
Our operating cash flows are affected by the inherent seasonality of the academic calendar. This seasonality also impacts cash flow patterns as investments are typically made in the first half of the year to support the significant selling period that occurs in the second half of the year. As a result, our cash flow is typically lower in the first half of the fiscal year and higher in the second half of the fiscal year.
Going forward, we may need cash to fund operating activities, working capital, pre-publication investment cash costs, capital expenditures and strategic investments. Our ability to fund our capital needs will depend on our ongoing ability to generate cash from operations and our access to the bank and capital markets. We believe that our future cash flow from operations, together with our access to funds on hand and capital markets, will provide

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

adequate resources to fund our operating and financing needs for at least the next twelve months. We also expect our working capital requirements to be positively impacted by our migration from print products to digital learning solutions.

If our cash flows from operations are less than we require, we may need to incur debt or issue equity. From time to time we may need to access the long-term and short-term capital markets to obtain financing. Although we believe we can currently finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be affected by many factors, including: (i) our credit ratings, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to us.
The Founding Acquisition was financed by:

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

•	Equity contribution of $950,000 from Parent funded by the Sponsor and co-investors.
As of December 31, 2015 and December 31, 2014, we had cash and cash equivalents of $311.2 million and $232.1 million, respectively. The cash held by foreign subsidiaries as of December 31, 2015 and 2014 was $52.7 million and $46.3 million. These cash balances held outside the United States will be used to fund international operations and to make investments outside of the United States. In the event funds from international operations were needed to fund operations in the United States, we would provide for taxes in the United States, if any, on the repatriated funds.

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

•
the Revolving Credit Facility in an aggregate principal amount of up to $240,000 with a maturity of five years, including both a letter of credit sub-facility and a swingline loan sub-facility. The amount available under the Revolving Credit Facility at December 31, 2015 was $240,000.

On December 31, 2013 the Company made a voluntary principal payment of 10% of the $810,000 Term Loan Facility outstanding. This $81,000 voluntary principal payment is in addition to the Company’s scheduled quarterly repayment of $2,025 that was paid on the same date.

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
(Dollars in thousands, unless otherwise indicated)

On May 4, 2015, the Company made a voluntary principal payment of $325 and refinanced the Term Loan Facility in the aggregate principal of $679,000. The revised terms reduce the applicable LIBOR margin from 4.75% to 3.75%.  The LIBOR floor remained at 1%.  All other terms remain unchanged. Quarterly principal payments were reduced from $1,720 to $1,698, maintaining the amortization rate at ¼ of 1% of the refinanced principal amount.

The interest rate on the borrowings under the Senior Facilities is based on LIBOR or Prime, plus an applicable margin. The interest rate was 4.75% at December 31, 2015 for the Term Loan Facility and there were no outstanding borrowings under the Revolving Credit Facility. The Term Loan Facility and the Revolving Credit Facility were issued at a discount of 3% and 2%, respectively. Debt issuance costs and the discount are amortized over the term of the respective facility using the effective interest method and are included in interest expense, net within the consolidated statements of operations. The amount of amortization included in interest expense, net was $11,793, $12,705, and $10,800 for the years ended December 31, 2015 and 2014 (Successor), and the period March 23, 2013 to December 31, 2013 (Successor), respectively. There was no amortization expense recorded in the Predecessor period in 2013.
The Term Loan Facility requires quarterly amortization payments totaling 1% per annum of the refinanced principal amount of the facility, with the balance payable on the final maturity date. The Term Loan Facility also includes customary mandatory prepayment requirements based on certain events such as asset sales, debt issuances and defined levels of excess cash flow.  As of December 31, 2015, the Company determined that a $72,330 mandatory prepayment of indebtedness is required and is payable 5 business days after the Company's annual financial statements are delivered.  This amount is included within the current portion of long-term debt in the consolidated balance sheets as of December 31, 2015.
All obligations under the Senior Facilities are guaranteed by the Parent, the Company and each of MHGE Holdings' existing and future direct and indirect material, wholly owned domestic subsidiaries and are secured by first priority lien on substantially all tangible and intangible assets of MHGE Holdings and each subsidiary guarantor, all of the MHGE Holdings' capital stock and the capital stock of each subsidiary guarantor and 65% of the capital stock of the first-tier foreign subsidiaries that are not subsidiary guarantors, in each case subject to exceptions.
The Revolving Credit Facility includes a springing financial maintenance covenant that requires MHGE Holdings net first lien leverage ratio not to exceed 7.00 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to Adjusted EBITDA, as defined in the Senior Facilities). The covenant will be tested quarterly when the Revolving Credit Facility is more than 20% drawn (including outstanding letters of credit), beginning with the fiscal quarter ended June 30, 2013, and will be a condition to drawings under the Revolving Credit Facility (including for new letters of credit) that would result in more than 20% drawn thereunder. As of December 31, 2015, the borrowings under the Revolving Credit Facility were less than 20%, and so the covenant was not in effect.
Adjusted EBITDA reflects EBITDA as defined in the credit agreement defining the Senior Facilities. Solely for the purpose of calculating the springing financial covenant, pre-publication investments should be excluded from the calculation of Adjusted EBITDA.

The fair value of the Term Loan Facility was approximately $658,745 and $677,640 as of December 31, 2015 and 2014 (Successor), respectively. The Company estimates the fair value of the Term Loan Facility utilizing the market quotations for debt that have quoted prices in active markets. Since the Term Loan Facility does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of December 31, 2015, the remaining contractual life of the Term Loan Facility is approximately 3.25 years.

9.75% First-Priority Senior Secured Notes due 2021
In connection with the Founding Acquisition, on March 22, 2013, the Issuers issued $800,000 in principal amount of the Notes in a private placement. The Notes bear interest at a rate of 9.75% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. The Notes were issued at a discount of 1.36%. Debt issuance costs and the discount are amortized to interest expense over the term of the Notes using the effective interest method. The amount of amortization included in interest expense, net was $4,835, $2,838, and

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

$4,644 for the years ended December 31, 2015 and 2014 (Successor), and the period ended March 23, 2013 through December 31, 2013 (Successor), respectively. There was no amortization expense recorded in the Predecessor period in 2013.
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
On March 24, 2014, the Company began paying an incremental 0.25% interest rate on the Notes because a registration statement for an exchange offer to exchange the initial Notes for registered Notes had not been declared effective prior to that date. The incremental interest continued to accrue until the exchange offer had been consummated. The Company’s registration statement for the exchange offer was declared effective on May 14, 2014, and the exchange offer was completed on June 19, 2014 ending the incremental 0.25% accrual on that date.

The fair value of the Notes was approximately $848,000 and $890,000 as of December 31, 2015 and 2014, respectively. The Company estimates the fair value of its Notes based on trades in the market. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of December 31, 2015, the remaining contractual life of the Notes is approximately 5.25 years.

Other Transactions and Arrangements

On July 17, 2014 MHGE Parent, LLC ("MHGE Parent" and, together with its subsidiaries, “McGraw-Hill Global Education") and MHGE Finance, Inc. (“MHGE Parent Finance”, and together with MHGE Parent, the “Issuers”) issued $400,000 aggregate principal amount of Senior PIK Toggle Notes due 2019 (the “PIK Toggle Notes”) in a private placement. The PIK Toggle Notes were issued at a discount of 1%. The proceeds were used to make a return of capital to the equity holders of MHGE Parent and pay certain related transaction costs and expenses.
On April 6, 2015, additional aggregate principal amount of $100,000 was issued under the same indenture, and part of the same series, as the outstanding $400,000 of the PIK Toggle Notes previously issued by the Issuers. The proceeds from this private offering were used to make a return of capital to the equity holders of MHGE Parent and pay certain related transaction costs and expenses.
The PIK Toggle Notes bear interest at 8.5% for interest paid in cash and 9.25% for in-kind interest, “PIK”, by increasing the principal amount of the PIK Toggle Notes by issuing new notes. Interest is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2015. The first semi-annual interest payment due must be paid in cash and was paid on February 2, 2015 in the amount of $18,322. In addition, the Company paid a dividend of $21,500 on April 3, 2015 to MHGE Parent in advance of MHGE Parent's interest payable due on August 1, 2015. The determination as to whether interest is paid in cash or PIK is determined based on restrictions in the credit agreement governing the Senior Facilities and the indenture governing the Notes for payments to MHGE Parent. PIK may be paid either 0%, 50% or 100% of the amount of interest due, dependent on the amount of any restriction. The PIK Toggle Notes are junior to the debt of all of the Company's subsidiaries, are not guaranteed by any of the parent company’s subsidiaries and are a contractual obligation of MHGE Parent.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

Scheduled Principal Payments
The scheduled principal payments required under the terms of the Senior Facilities and the Notes as of December 31, 2015 were as follows:

As of December 31,
2015
2016	$79,120
2017	6,790
2018	6,790
2019	581,200
2020 and beyond	800,000
1,473,900
Less: Current portion	79,120
$1,394,780

Cash Flows

Cash flows from operating, investing and financing activities are presented in the following table:

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	March 23, 2013 to December 31, 2013	January 1, 2013 to March 22, 2013

(Dollars in thousands)
Cash flows from operating activities	$213,270	$211,117	$365,087	$29,747
Cash flows from investing activities	(79,912)	(134,107)	(1,823,804)	(49,128)
Cash flows from financing activities	(49,302)	(95,650)	1,693,883	(57,724)

Net cash flows from operating activities consist of profit after income tax, adjusted for changes in net working capital and non-cash items such as depreciation, amortization and write-offs, and movements in provisions and pensions. For the years ended December 31, 2015 and 2014 (Successor) and the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), respectively:

Operating Activities

•
Cash flows provided by operating activities for the year ended December 31, 2015 and 2014 (Successor) were $213.3 million and $211.1 million, respectively, a decrease of $2.2 million. The decrease in cash provided by operating activities was primarily driven by unfavorable net changes in operating assets and liabilities of $48.1 million, offset by a favorable net change in non-cash items of $17.1 million and net income of $33.2 million. These unfavorable net changes in operating assets and liabilities were primarily due to unfavorable changes in accounts receivable, offset by favorable changes to accounts payable and accrued expenses due to the timing of payments and inventory due to the continued transition towards a higher digital product mix.

•
Cash flows provided by operating activities for the year ended December 31, 2014 and for the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were $211.1 million, $365.1 million and $29.7 million, respectively. The cash provided by operating activities decreased as a result of lower contributions from working capital, timing of vendor payments and related expense management.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

Investing Activities

•
Cash flows used for investing activities in the years ended December 31, 2015 and 2014 (Successor) were $79.9 million and $134.1 million, respectively. Cash flows used for investing activities decreased as a result of $56.5 million spent on acquisitions, primarily LearnSmart and Ryerson, for the year ended December 31, 2014 (Successor) as compared to $6.8 million during the year ended December 31, 2015 (Successor) and a decrease in pre-publication investment costs of $4.2 million year over year.

•
Cash flows used for investing activities for the periods from March 23, 2013 to December 31, 2013(Successor) and January 1, 2013 to March 22, 2013 (Predecessor) were $1,823.8 million and $49.1 million, respectively. Cash used in the 2013 Successor period primarily reflected the Founding Acquisition and ALEKS acquisition. Cash used in the 2013 Predecessor period were the acquisition of the noncontrolling interest in the operating company in India and the 20% investment in LearnSmart.

Financing Activities

•
Cash flows used for financing activities in the years ended December 31, 2015 and 2014 (Successor) was $49.3 million and $95.7 million, respectively. The usage in the year ending December 31, 2015 (Successor) was primarily related to the $39.8 million dividend payment to MHGE Parent to fund the PIK Toggle Note interest, the $7.1 million Term Loan Facility payments and the $2.3 million repurchase of vested stock options and restricted stock units. The usage in the year ended December 31, 2014 (Successor) was primarily related to the $41.9 million Term Loan Facility payments and payment of deferred purchase price for ALEKS of $53.5 million.

•
Cash flows provided by financing activities for the period from March 23, 2013 to December 31, 2013 (Successor) was $1,693.9 million which reflected the Founding Acquisition, primarily as a result of the borrowings and equity contribution partially offset by the funds allocated to McGraw-Hill School Education Intermediate Holdings, LLC and payment of transaction costs. Cash flows used for financing activities during the period from January 1, 2013 to March 22, 2013 (Predecessor) was $57.7 million, primarily as a result of transfers to MHC.

Capital Expenditures and Pre-publication Expenditures
Part of our plan for growth and stability includes disciplined capital expenditures and pre-publication expenditures.

An important component of our cash flow generation is our pre-publication efficiency. We have been focused on optimizing our pre-publication expenditures to generate content that can be leveraged across our full range of products, maximizing long-term return on investment. Pre-publication expenditures, principally external preparation costs, are amortized from the year of publication over their estimated useful lives, one to six years, using either an accelerated or straight-line method. The majority of the programs are amortized using an accelerated methodology. We periodically evaluate the amortization methods, rates, remaining lives and recoverability of such costs. In evaluating recoverability, we consider our current assessment of the market place, industry trends, and the projected success of programs. Our pre-publication expenditures were $46.1 million, $50.3 million, $52.5 million, and $14.1 million for the years ended December 31, 2015 and 2014 (Successor), and for the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), respectively. The decline is due to improved management and more efficient pre-publication expenditures, favorable timing and the shift of expenses to operating and administrative expenses as part of our digital transformation and perpetual revision cycle.

Capital expenditures include purchases of property, plant and equipment and capitalized technology costs that meet certain internal and external criteria. Capital expenditures were $39.5 million, $39.6 million, $6.7 million, and $1.9 million for the years ended December 31, 2015 and 2014 (Successor) and for the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), respectively.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

Our planned capital expenditures and pre-publication expenditures will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. Cash needed to finance investments and projects currently in progress, as well as additional investments being pursued, is expected to be made available from operating cash flows and our credit facilities. See “Indebtedness and Liquidity” for further information.

Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any relationships with uncombined entities, such as entities often referred to as specific purpose or variable interest entities where we are the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not exposed to any financial liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

We typically have various contractual obligations, which are recorded as liabilities in our combined consolidated balance sheets, while other items, such as certain purchase commitments and other executory contracts, are not recognized, but are disclosed herein. For example, we are contractually committed to acquire paper and other printing services and make certain minimum lease payments for the use of property under operating lease agreements.

The following table summarizes our significant contractual obligations and commercial commitments over the next several years that relate to our continuing operations as of December 31, 2015:

	Payments due by Period
(Dollars in thousands)	Total	2016	2017-2018	2019-2020	2021 and beyond
Long-term debt, including current portion (1)	$1,473,900	$79,120	$13,580	$581,200	$800,000
Interest on long-term debt (2)	535,416	111,106	221,245	164,065	39,000
Operating lease obligations (3)	97,115	25,183	46,905	21,986	3,041
Paper and printing services (4)	197,503	66,787	114,710	16,006	—
Purchase obligation and other (5)	127,648	67,357	58,791	1,500	—

(1) Amounts shown include principal on the Senior Facilities and the Notes.

(2) Amounts shown include interest on the Senior Facilities and the Notes.

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

(5) “Other” consists primarily of commitments for global technology support and enhancement activity related to the Oracle ERP system.

Critical Accounting Policies and Estimates
Critical accounting policies are those that require the Company to make significant judgments, estimates or assumptions that affect amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates and assumptions, including, but not limited to, revenue recognition, allowance for doubtful accounts and sales returns, inventories, pre-publication costs, accounting for the impairment of long-lived

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

assets (including other intangible assets), goodwill and indefinite-lived intangible assets, stock-based compensation, income taxes and contingencies. The Company bases its judgments, estimates and assumptions on current facts, historical experience and various other factors that the Company believes to be reasonable and prudent under the circumstances. Actual results may differ materially from these estimates. For a complete description of our significant accounting policies, see Note 1 of Notes to Combined Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".
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
Deferred Technology Costs
We capitalize certain software development and website implementation costs. Capitalized costs only include incremental, direct costs of materials and services incurred to develop the software after the preliminary project stage is completed, funding has been committed and it is probable that the project will be completed and used to perform the function intended. Incremental costs are expenditures that are out-of-pocket to us and are not part of an allocation or existing expense base. Software development and website implementation costs are expensed as incurred during the preliminary project stage. Capitalized costs are amortized from the period the software is ready for its intended use over its estimated useful life, three to seven years, using the straight-line method. Periodically, we evaluate the amortization methods, remaining lives and recoverability of such costs. Capitalized software development and website implementation costs are included in other non-current assets in the combined consolidated balance sheets and are presented net of accumulated amortization.

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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed in a business combination. Indefinite-lived intangible assets consist of the Company’s acquired brands. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually during the fourth quarter each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have three reporting units, Higher Education, Professional and International with goodwill and indefinite-lived intangible assets that are evaluated for impairment.
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
During the first step, the estimated fair value of the reporting units are compared to their carrying value including goodwill and the estimated fair value of the intangible assets is compared to their carrying value. Fair values of the reporting units are estimated using the income approach, which incorporates the use of a discounted free cash flow analysis, and are corroborated using the market approach, which incorporates the use of revenue and earnings multiples based on market data. The discounted free cash flow analyses are based on the current operating budgets and estimated long-term growth projections for each reporting unit. Future cash flows are discounted based on a market comparable weighted average cost of capital rate for each reporting unit, adjusted for market and other risks where appropriate. Fair values of indefinite-lived intangible assets are estimated using avoided royalty discounted free cash flow analyses. Significant judgments inherent in these analyses include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the discounted free cash flow analyses reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the discounted free cash flow analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks.
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
Stock-Based Compensation
The Company issues stock options and other stock-based compensation to eligible employees, directors and consultants and accounts for these transactions under the provisions of Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation. For equity awards, total compensation cost is based on the grant date fair

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

value. For liability awards, total compensation cost is based on the fair value of the award on the date the award is granted and is remeasured at each reporting date until settlement. For performance-based options issued, the value of the instrument is measured at the grant date as the fair value of the common stock and expensed over the vesting term when the performance targets are considered probable of being achieved. The Company recognizes stock-based compensation expense for all awards, on a straight-line basis, over the service period required to earn the award, which is typically the vesting period.
Revenue Recognition
Revenue is recognized as it is earned when goods are shipped to customers or services are rendered. We consider amounts to be earned once evidence of an arrangement has been obtained, services are performed, fees are fixed or determinable and collectability is reasonably assured.
Arrangements with multiple deliverables
Revenue relating to products that provide for more than one deliverable is recognized based upon the relative fair value to the customer of each deliverable as each deliverable is provided. Revenue relating to agreements that provide for more than one service is recognized based upon the relative fair value to the customer of each service component as each component is earned. If the fair value to the customer for each service is not determinable based on stand-alone selling price, we make our best estimate of the services’ stand-alone selling price and recognize revenue as earned as the services are delivered. Because we determine the basis for allocating consideration to each deliverable primarily on prices experienced from completed sales, the portion of consideration allocated to each deliverable in a multiple deliverable arrangement may increase or decrease depending on the most recent selling price of a comparable product or service sold on a stand-alone basis. For example, as the demand for, and prevalence of, digital products increases, as new sales occur we may be required to increase the amount of consideration allocable to digital products included in multiple deliverable arrangements because the fair value of such products or services may increase relative to other products or services bundled in the arrangement. Conversely, in the event that demand for our print products decreases, thereby causing us to experience reduced prices on our print products, we may be required to allocate less consideration to our print products in our arrangements that include multiple deliverables.
Subscription-based products
Subscription income is recognized over the related subscription period that the subscription is available and is used by the customer. Subscription revenue received or receivable in advance of the delivery of services or publications is included in deferred revenue. Incremental costs that are directly related to the subscription revenue are deferred and amortized over the subscription period. Included among the underlying assumptions related to our estimates that impact the recognition of subscription income is the extent of our responsibility to provide access to our subscription-based products, and the extent of complementary support services customers demand to access our products.
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
Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management evaluates the weight of both positive and negative evidence in determining whether a deferred tax asset will be realized. Management will look to a history of losses, future reversal of existing taxable temporary differences, taxable income in carryback years, feasibility of tax planning strategies, and estimated future taxable income. The valuation allowance can also be affected by changes in tax laws and changes to statutory tax rates.

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

Recent Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” This ASU requires that a lessee record an operating lease in the balance sheet with a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. This standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Adoption of this standard will be on a modified retrospective approach, which includes a number of optional practical expedients that the Company may elect to apply. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU 2015-17 eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company has elected to early adopt this guidance on a prospective basis as of December 31, 2015. Aside from the presentation on our consolidated balance sheets, the adoption of ASU 2015-17 does not have a significant impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period of a business combination in the reporting period in which the adjustment amounts are determined. The amendments also require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date and eliminate the current requirement to retrospectively account for those adjustments. This guidance is effective prospectively for reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330) Related to Simplifying the Measurement of Inventory," that applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is within the scope of the new guidance and should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal,

Management's Discussion and Analysis
of Financial Condition and Results of Operations
(Dollars in thousands, unless otherwise indicated)

and transportation. Subsequent measurement is unchanged for inventory measured using LIFO of the retail inventory method. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In April 2015, FASB issued ASU No. 2015-03,"Simplifying the Presentation of Debt Issuance Costs." This ASU changes the presentation of debt issuance costs by requiring an entity to present such costs as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated balance sheets.
In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures.  This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, "Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This ASU may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.  The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which supersedes most of the current revenue recognition requirements.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. Entities must adopt the new guidance using one of two retrospective application methods. This guidance is effective for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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
Interest Rate Risk
We have issued fixed and floating-rate debt and will be subject to variations in interest rates in respect of our floating-rate debt. Borrowings under our Senior Facilities will accrue interest at variable rates, and a 100 basis point increase in the LIBOR on our debt balances outstanding as of December 31, 2015 would increase our annual interest expense by $3.8 million. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.
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
Combined Consolidated Statements of Operations
(Dollars in thousands)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of McGraw-Hill Global Education Intermediate Holdings, LLC
We have audited the accompanying consolidated balance sheets of McGraw-Hill Global Education Intermediate Holdings, LLC and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related combined consolidated statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for the years ended December 31, 2015 and 2014, the period from March 23, 2013 to December 31, 2013 (Successor) and the period from January 1, 2013 to March 22, 2013 (Predecessor). Our audits also included the financial statement schedule listed in Note 19. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McGraw-Hill Global Education Intermediate Holdings, LLC and subsidiaries at December 31, 2015 and 2014, and the combined consolidated results of their operations and their cash flows for the years ended December 31, 2015 and 2014, the period from March 23, 2013 to December 31, 2013 (Successor) and the period from January 1, 2013 to March 22, 2013 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
New York, New York
March 30, 2016

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Combined Consolidated Statements of Operations
(Dollars in thousands)

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	March 23, 2013 to December 31, 2013	January 1, 2013 to March 22, 2013

Revenue	$1,237,270	$1,290,478	$1,055,805	$186,242
Cost of sales	345,166	358,731	460,850	56,249
Gross profit	892,104	931,747	594,955	129,993
Operating expenses
Operating and administration expenses	592,789	683,239	494,565	129,336
Depreciation	28,648	15,456	16,192	3,874
Amortization of intangibles	93,240	103,347	69,231	1,699
Transaction costs	—	3,931	27,612	—
Total operating expenses	714,677	805,973	607,600	134,909
Operating (loss) income	177,427	125,774	(12,645)	(4,916)
Interest expense (income), net	130,507	146,124	135,022	481
Other (income) expense	(9,878)	(12,429)	(2,125)	—
(Loss) income from operations before taxes on income	56,798	(7,921)	(145,542)	(5,397)
Income tax (benefit) provision	20,080	(11,447)	(61,831)	(1,213)
Net (loss) income	36,718	3,526	(83,711)	(4,184)
Less: Net (loss) income attributable to noncontrolling interests	—	299	(2,251)	631
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$36,718	$3,825	$(85,962)	$(3,553)
See accompanying notes to the combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Combined Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	March 23, 2013 to December 31, 2013	January 1, 2013 to March 22, 2013
Net (loss) income	$36,718	$3,526	$(83,711)	$(4,184)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(20,558)	(16,676)	(9,946)	(1,376)
Unrealized gain on investments, net of tax of $167 and $51 for the periods March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), respectively	—	—	(263)	79
Comprehensive (loss) income	16,160	(13,150)	(93,920)	(5,481)
Less: Comprehensive (income) loss attributable to noncontrolling interest	—	299	(2,251)	631
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$16,160	$(12,851)	$(96,171)	$(4,850)

See accompanying notes to the combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31, 2015	December 31, 2014
Current assets
Cash and cash equivalents	$311,187	$232,098
Accounts receivable, net of allowance for doubtful accounts of $13,419 and $13,957 and sales returns of $145,569 and $181,927 as of December 31, 2015 and 2014, respectively	209,344	204,072
Due from related party	17,280	—
Inventories, net	61,475	76,992
Deferred income taxes	—	31,538
Prepaid and other current assets	27,344	30,710
Total current assets	626,630	575,410
Pre-publication costs, net	66,865	80,980
Property, plant and equipment, net	84,217	91,926
Goodwill	463,533	477,325
Other intangible assets, net	813,822	906,665
Investments	6,368	9,219
Deferred income taxes non-current	60,570	43,440
Other non-current assets	110,457	101,509
Total assets	$2,232,462	$2,286,474
Liabilities and equity (deficit)
Current liabilities
Accounts payable	$129,868	$130,465
Accrued royalties	81,719	101,827
Accrued compensation and contributions to retirement plans	45,719	66,243
Deferred revenue	156,609	124,551
Current portion of long-term debt	79,120	6,880
Due to related parties	—	889
Other current liabilities	87,514	89,160
Total current liabilities	580,549	520,015
Long-term debt	1,372,967	1,447,473
Deferred income taxes	6,022	8,288
Other non-current liabilities	30,831	48,839
Total liabilities	1,990,369	2,024,615
Commitments and contingencies (Note 16)
Equity
Member's equity	334,955	370,881
Accumulated deficit	(45,419)	(82,137)
Accumulated other comprehensive loss	(47,443)	(26,885)
Total equity	242,093	261,859
Total liabilities and equity	$2,232,462	$2,286,474
See accompanying notes to the combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Combined Consolidated Statements of Cash Flows
(Dollars in thousands)

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	March 23, 2013 to December 31, 2013	January 1, 2013 to March 22, 2013
Operating activities
Net (loss) income including noncontrolling interests	$36,718	$3,526	$(83,711)	$(4,184)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities
Depreciation (including amortization of technology projects)	28,648	15,456	16,192	3,874
Amortization of intangibles	93,240	103,347	69,231	1,699
Amortization of pre-publication costs	58,144	64,231	65,858	10,165
Provision for losses on accounts receivable	4,389	2,587	3,936	(34)
Inventory obsolescence	13,606	15,007	6,941	—
Deferred income taxes	8,058	(20,996)	(88,219)	(178)
Stock-based compensation	8,768	7,288	4,886	3,294
Amortization of debt discount	4,872	4,315	4,196	—
Amortization of deferred financing costs	10,532	11,228	11,248	—
Restructuring charges	7,230	24,028	7,348	—
Other	(1,292)	(7,329)	90	5
Changes in operating assets and liabilities, net of the effect of acquisitions
Accounts receivable	(16,849)	14,779	(123,257)	117,941
Due to/from related party	(15,290)	28,630	(25,071)	—
Inventories	(767)	(16,805)	150,309	(10,829)
Prepaid and other current assets	(510)	7,784	3,728	(19,204)
Accounts payable and accrued expenses	(36,929)	(52,250)	204,750	(50,120)
Deferred revenue	33,027	813	80,709	(26,435)
Other current liabilities	(5,766)	(7,437)	12,823	8,221
Net change in prepaid and accrued income taxes	158	(3,313)	3,770	(8,075)
Net change in operating assets and liabilities	(16,717)	16,228	39,330	3,607
Cash provided by (used for) operating activities	213,270	211,117	365,087	29,747
Investing activities
Investment in pre-publication costs	(46,111)	(50,263)	(52,455)	(14,128)
Capital expenditures	(39,544)	(39,580)	(6,749)	(1,911)
Acquisitions	(6,827)	(56,453)	(1,764,646)	(33,089)
Proceeds from sale of investments	12,500	3,304	—	—
Proceeds from dispositions	70	8,885	46	—
Cash provided by (used for) investing activities	(79,912)	(134,107)	(1,823,804)	(49,128)
Financing activities
Net transfers (to) from Parent	—	—	—	(55,910)
Borrowings on long-term debt	—	—	1,609,796	—
Payment of term loan	(7,137)	(41,880)	(87,075)	—
Payment of Revolving Facility	—	—	(35,000)	—
Equity contribution	—	—	950,000	—
Payment of acquisition costs on behalf of Parent	—	—	(28,672)	—
Distribution to Parent	—	—	(628,854)	—
Dividends paid to noncontrolling interests	—	(169)	(526)	(1,814)
Payment of deferred purchase price	—	(53,500)	—	—
Dividend on restricted stock units	(46)	(101)	(1,411)	—
Repurchase of vested stock options and restricted stock units	(2,297)	—	—	—

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Combined Consolidated Statements of Cash Flows
(Dollars in thousands)

Dividend payment to MHGE Parent	(39,822)	—	—	—
Payment of deferred loan acquisition costs	—	—	(84,375)	—
Cash provided by (used for) financing activities	(49,302)	(95,650)	1,693,883	(57,724)
Effect of exchange rate changes on cash	(4,967)	(2,652)	(1,409)	(1,450)
Net change in cash and cash equivalents	79,089	(21,292)	233,757	(78,555)
Cash and cash equivalents at the beginning of the period	232,098	253,390	19,633	98,188
Cash and cash equivalents, ending balance	$311,187	$232,098	$253,390	$19,633
Supplemental disclosures
Cash paid for interest expense	114,225	126,107	100,640	—
Cash paid for income taxes	7,291	15,244	11,762	3,855
See accompanying notes to the combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Combined Consolidated Statements of Changes in Equity (Deficit)
(Dollars in thousands, except per share data)

	Member's Equity/Parent Company Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Parent Company Equity	Noncontrolling Interests	Total Equity
Predecessor
Balance at December 31, 2012	$724,274	$—	$(74,429)	$649,845	$24,735	$674,580
Comprehensive loss, net of tax	—	(3,553)	(1,297)	(4,850)	(631)	(5,481)
Acquisition of noncontrolling interest	(14,672)	—	—	(14,672)	(10,374)	(25,046)
Dividends	—	—	—	—	(1,814)	(1,814)
Stock-based compensation	3,294	—	—	3,294	—	3,294
Net decrease in Parent company investment	(56,418)	—	—	(56,418)	—	(56,418)
Balance at March 22, 2013	656,478	(3,553)	(75,726)	577,199	11,916	589,115
Successor
Balance at March 23, 2013	$—	$—	$—	$—	$—	$—
Equity contribution	950,000	—	—	950,000	—	950,000
Noncontrolling interest acquired in the Acquisition	—	—	—	—	22,225	22,225
Net (loss) income	—	(85,962)	—	(85,962)	1,791	(84,171)
Comprehensive loss, net of tax	—	—	(10,209)	(10,209)	—	(10,209)
Distribution to Parent	(628,854)	—	—	(628,854)	—	(628,854)
Payment of acquisition costs on behalf of MHE Acquisition, LLC	(28,672)	—	—	(28,672)	—	(28,672)
Stock-based compensation	4,886	—	—	4,886	—	4,886
Dividend on restricted stock units	(1,411)	—	—	(1,411)	—	(1,411)
Dividends paid to noncontrolling interests	—	—	—	—	(526)	(526)
Balance at December 31, 2013	$295,949	$(85,962)	$(10,209)	$199,778	$23,490	$223,268
Net income	—	3,825	—	3,825	(686)	3,139
Comprehensive loss, net of tax	—	—	(16,676)	(16,676)	—	(16,676)
Capital contribution	42,500	—	—	42,500	—	42,500
Georgia Holdings shares for acquisition earn out	8,500	—	—	8,500	—	8,500
Acquisition of noncontrolling interest	(4,815)	—	—	(4,815)	(22,635)	(27,450)
Stock-based compensation	7,288	—	—	7,288	—	7,288
Dividend on restricted stock units	(1,189)	—	—	(1,189)	—	(1,189)
Non-cash capital contribution	22,648	—	—	22,648	—	22,648
Dividends paid to noncontrolling interests	—	—	—	—	(169)	(169)
Balance at December 31, 2014	$370,881	$(82,137)	$(26,885)	$261,859	$—	$261,859
Net income	—	36,718	—	36,718	—	36,718
Comprehensive loss, net of tax	—	—	(20,558)	(20,558)	—	(20,558)
Repurchase of vested stock options and restricted stock units	(2,297)	—	—	(2,297)	—	(2,297)
Stock-based compensation	8,768	—	—	8,768	—	8,768
Dividend on restricted stock units	(1,571)	—	—	(1,571)	—	(1,571)
Dividend payment to MHGE Parent	(39,822)	—	—	(39,822)	—	(39,822)
Non-cash capital distribution	(1,004)	—	—	(1,004)	—	(1,004)
Balance at December 31, 2015	$334,955	$(45,419)	$(47,443)	$242,093	$—	$242,093

See accompanying notes to the combined consolidated financial statements

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

1.	Basis of Presentation and Accounting Policies

On March 22, 2013, MHE Acquisition, LLC (“AcquisitionCo”), a wholly-owned subsidiary of McGraw-Hill Education, Inc. (formerly known as Georgia Holdings, Inc.), acquired all of the outstanding equity interests of certain subsidiaries of The McGraw-Hill Companies, Inc. (“MHC”) pursuant to a Purchase and Sale Agreement dated November 26, 2012 and as amended March 4, 2013 for $2,184,071 in cash (the “Acquired Business”). The Acquired Business included all of MHC’s educational materials and learning solutions business, which is comprised of (i) the Higher Education, Professional, and International Group (the “HPI Business”), which includes post-secondary education and professional products both in the United States and internationally and (ii) the School Education Group business (the “SEG Business”), which includes school and assessment products targeting students in the pre-kindergarten through secondary school market. The purchase price was allocated as $1,711,348 and $472,723 to the HPI Business and the SEG Business, respectively based on their fair values. We refer to the purchase of the Acquired Business and the related financing transactions as the “Founding Acquisition”. Following the Founding Acquisition, MHC has been known as McGraw-Hill Financial, Inc.
As of completion of the Founding Acquisition, Apollo Global Management, LLC (the “Sponsors”), certain co-investors and certain members of management directly or indirectly owned all of the equity interests of AcquisitionCo. In connection with the Founding Acquisition, a restructuring (the “Restructuring”) was completed, the result of which was that the HPI Business and the SEG Business became held by separate wholly owned subsidiaries of MHE US Holdings LLC ("Parent"). The HPI Business became held by McGraw-Hill Global Education Intermediate Holdings, LLC (the “Company,” “the Successor” or “MHGE Intermediate”) and its wholly owned subsidiary McGraw-Hill Global Education Holdings, LLC (“MHGE Holdings”), while the SEG Business became held by McGraw-Hill School Education Intermediate Holdings, LLC (“MHSE Holdings”) and as wholly owned subsidiary McGraw-Hill Education Holdings LLC ("MHSE"). In addition, concurrently with the closing of the Founding Acquisition, MHGE Holdings entered into certain credit facilities which are described in Note 2 - The Founding Transactions. MHSE Holdings is financed through separate credit facilities. MHGE Holdings nor its parent companies guarantee or provide any collateral to the financing for MHSE Holdings, and MHSE Holdings does not guarantee or provide collateral to the financing of MHGE Holdings or its parent companies. The terms “we,” “our,” and “us” used herein refer to the Company.

Successor Basis of Presentation

The accompanying combined consolidated financial statements present separately the financial position, results of operations, cash flows and changes in equity for the Company on a “Successor” basis (reflecting the Company’s ownership by funds affiliated with Apollo) and “Predecessor” basis (reflecting the Company’s ownership by MHC). The financial information of the Company has been separated by a vertical line on the face of the combined consolidated financial statements to identify these different bases of accounting.

Predecessor Basis of Presentation

The HPI businesses of MHC is our predecessor for accounting purposes (the “Predecessor”). Historically, the Predecessor did not operate as an independent standalone company. The Predecessor’s combined financial statements have been carved-out of the historical combined financial statements of MHC for the periods prior to the Founding Acquisition. In connection with the Founding Acquisition, all of the HPI business’s assets and liabilities were revised to reflect their fair values on the date of the Founding Acquisition, based upon an allocation of the overall purchase price to the underlying net assets acquired.

These combined consolidated financial statements reflect our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The combined financial statements of the Predecessor includes certain assets and liabilities that have historically been held at the MHC corporate level but are specifically identifiable or otherwise attributable to us. Intercompany transactions between the Company and MHC that have been included in the Predecessor’s combined financial statements are considered to be effectively settled for cash in the combined consolidated financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

transactions is reflected in the Predecessor’s historical combined consolidated statements of cash flows as a financing activity and in the Predecessor’s combined consolidated balance sheets as “Parent company investment.”

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

Principles of Consolidation
The accompanying combined consolidated financial statements have been prepared in accordance with U.S. GAAP and all significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying audited combined consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.
We record noncontrolling interest in our consolidated financial statements to recognize the minority ownership interest in certain subsidiaries. noncontrolling interest in the earnings and losses of these subsidiaries represent the share of net income or loss allocated to our combined entities.
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
On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, inventories, pre-publication costs, accounting for the impairment of long-lived assets (including other intangible assets), goodwill and indefinite-lived intangible assets, stock-based compensation, restructuring, income taxes and contingencies. Management further considered the accounting policy with regard to the purchase price allocation to assets and liabilities to be critical. This accounting policy, as more fully described in Note 2-The Founding Acquisition, encompasses significant judgments and estimates used in the preparation of these financial statements.
Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and highly liquid investments with original maturities of three months or less that consist primarily of interest bearing demand deposits with daily liquidity, money market and time deposits. The balance also includes cash that is held by the Company outside the United States to fund international operations or to be reinvested outside of the United States. The investments and bank deposits are stated at cost, which approximates market value and were $311,187 and $232,098 as of December 31, 2015 and 2014, respectively. These investments are not subject to significant market risk.
Accounts Receivable
Credit is extended to customers based upon an evaluation of the customer’s financial condition. Accounts receivable are recorded at net realizable value.
Allowance for Doubtful Accounts and Sales Returns
The allowance for doubtful accounts and sales returns reserves methodology is based on historical analysis, a review of outstanding balances and current conditions. In determining these reserves, we consider, among other factors, the financial condition and risk profile of our customers, areas of specific or concentrated risk as well as applicable industry trends or market indicators. The allowance for sales returns is a significant estimate, which is based on historical rates of return and current market conditions. The provision for sales returns is reflected as a reduction to “Revenues” in our combined consolidated statements of operations. Sales returns are charged against the reserve as products are returned to inventory. Accounts receivable losses for bad debt are charged against the allowance for doubtful accounts when the receivable is determined to be uncollectible. The change in the allowance for doubtful accounts is reflected as part of operating and administrative expenses in our combined consolidated statement of operations. The allowance for doubtful accounts and sales returns were $158,988 and $195,884 as of December 31, 2015 and 2014, respectively.
Concentration of Credit Risk
As of December 31, 2015 and 2014, two customers comprised approximately 33% and 31%, respectively, of the gross accounts receivable balance, which is reflective of concentration and seasonality in our industry.
The Company has two customers that accounted for 12% and 15% of our gross revenues for the year ended December 31, 2015 (Successor), respectively, which is included within the Higher Education, International and Professional segment revenues.

The Company has one customer that accounted for 12% of our gross revenues for the year ended December 31, 2014 (Successor) and for the period from March 23, 2013 (Successor) to December 31, 2013 (Successor), respectively, which is included within the Higher Education and Professional segment revenues. In addition, the Company had a second customer that accounted for 12% and 11% of our gross revenues for the year ended December 31, 2014 (Successor) and for the period from March 23, 2013 (Successor) to December 31, 2013, respectively, which are included within the Higher Education and International segment revenues.

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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

Pre-publication Costs
Pre-publication costs include both the cost of developing educational content and the development of assessment solution products. Costs incurred prior to the publication date of a title or release date of a product represent activities associated with product development. These may be performed internally or outsourced to subject matter specialists and include, but are not limited to, editorial review and fact verification, graphic art design and layout and the process of conversion from print to digital media or within various formats of digital media. These costs are capitalized when the costs can be directly attributable to a project or title and the title is expected to generate probable future economic benefits. Capitalized costs are amortized upon publication of the title over its estimated useful life of up to six years, with a higher proportion of the amortization typically taken in the earlier years. Amortization expenses for pre-publication costs are charged as a component of operating and administration expenses. In evaluating recoverability, we consider management’s current assessment of the marketplace, industry trends and the projected success of programs.

Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation as of December 31, 2015 and 2014. Depreciation and amortization are recorded on a straight-line basis, over the assets’ estimated useful lives. Buildings have an estimated useful life, for purposes of depreciation, from ten to forty years. Furniture, fixtures and equipment are depreciated over periods not exceeding twelve years. Leasehold improvements are amortized over the life of the lease or the life of the assets, whichever is shorter. The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives.
Royalty Advances
Royalty advances are initially capitalized and subsequently expensed as related revenues are earned or when the Company determines future recovery is not probable. The Company has a long history of providing authors with royalty advances, and it tracks each advance earned with respect to the sale of the related publication. Historically, the longer the unearned portion of the advance remains outstanding, the less likely it is that the Company will recover the advance through the sale of the publication, as the related royalties earned are applied first against the remaining unearned portion of the advance. The Company applies this historical experience to its existing outstanding royalty advances to estimate the likelihood of recovery. Additionally, the Company’s editorial staff reviews its portfolio of royalty advances at a minimum quarterly to determine if individual royalty advances are not recoverable for discrete reasons, such as the death of an author prior to completion of a title or titles, a Company decision to not publish a title, poor market demand or other relevant factors that could impact recoverability. Based on this information, the portion of any advance that we believe is not recoverable is expensed. The net amount of royalty advances was $3,624 and $3,927 as of December 31, 2015 and 2014, respectively, and are included within other non-current assets in the consolidated balance sheets.
Deferred Technology Costs
We capitalize certain software development and website implementation costs. Capitalized costs only include incremental, direct costs of materials and services incurred to develop the software after the preliminary project stage is completed, funding has been committed and it is probable that the project will be completed and used to perform the function intended. Incremental costs are expenditures that are out-of-pocket to us and are not part of an allocation or existing expense base. Software development and website implementation costs are expensed as incurred during the preliminary project stage. Capitalized costs are amortized from the year the software is ready for its intended use over its estimated useful life, three to seven years, using the straight-line method and are included within depreciation in the combined consolidated statements of operations. Periodically, we evaluate the amortization methods, remaining lives and recoverability of such costs. Capitalized software development and website implementation costs are included in other non-current assets in the consolidated balance sheets and are presented net of accumulated amortization. Gross deferred technology costs were $69,152 and $45,068 as of

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

December 31, 2015 and 2014, respectively. Accumulated amortization of deferred technology costs were $26,917 and $15,472 as of December 31, 2015 and 2014, respectively.
Accounting for the Impairment of Long-Lived Assets (Including Other Intangible Assets)
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to current forecasts of undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets held for sale are written down to fair value, less cost to sell. Fair value is determined based on market evidence, discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. There were no impairments of long-lived assets for the year ended December 31, 2015 and 2014, respectively.
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
Fair Value Measurements
In accordance with authoritative guidance for fair value measurements, certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is defined as the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants. A fair value hierarchy has been established which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:

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
Stock-Based Compensation
The Company issues McGraw-Hill Education, Inc. stock options and other stock-based compensation to eligible employees, directors and consultants and accounts for these transactions under the provisions of Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation. For equity awards, total compensation cost is based on the grant date fair value. For liability awards, total compensation cost is based on the fair value of the award on the date the award is granted and is remeasured at each reporting date until settlement. For performance-based options issued, the value of the instrument is measured at the grant date as the fair value of the common stock and expensed over the vesting term when the performance targets are considered probable of being achieved. The Company recognizes stock-based compensation expense for all awards, on a straight-line basis, over the service period required to earn the award, which is typically the vesting period.
Revenue Recognition
Revenue is recognized as it is earned when goods are shipped to customers or services are rendered. We consider amounts to be earned once evidence of an arrangement has been obtained, services are performed, fees are fixed or determinable and collectability is reasonably assured.
Arrangements with multiple deliverables
Revenue relating to products that provide for more than one deliverable is recognized based upon the relative fair value to the customer of each deliverable as each deliverable is provided. Revenue relating to

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

agreements that provide for more than one service is recognized based upon the relative fair value to the customer of each service component as each component is earned. If the fair value to the customer for each service is not objectively determinable based on stand-alone selling price, we make our best estimate of the services’ stand-alone selling price and recognize revenue as earned as the services are delivered. Because we determine the basis for allocating consideration to each deliverable primarily on prices experienced from completed sales, the portion of consideration allocated to each deliverable in a multiple deliverable arrangement may increase or decrease depending on the most recent selling price of a comparable product or service sold on a stand-alone basis. For example, as the demand for, and prevalence of, digital products increases, as new sales occur we may be required to increase the amount of consideration allocable to digital products included in multiple deliverable arrangements because the fair value of such products or services may increase relative to other products or services bundled in the arrangement. Conversely, in the event that demand for our print products decreases, thereby causing us to experience reduced prices on our print products, we may be required to allocate less consideration to our print products in our arrangements that include multiple deliverables.
Subscription-based products
Subscription income is recognized over the related subscription period that the subscription is available and is used by the customer. Subscription revenue received or receivable in advance of the delivery of services or publications is included in deferred revenue. Incremental costs that are directly related to the subscription revenue are deferred and amortized over the subscription period. Included among the underlying assumptions related to our estimates that impact the recognition of subscription income is the extent of our responsibility to provide access to our subscription-based products, and the extent of complementary support services customers demand to access our products.
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
Shipping and Handling Costs
All amounts billed to customers in a sales transaction for shipping and handling are classified as revenue. Shipping and handling costs are also a component of cost of sales. We incurred $5,769, $6,036, $5,679, and $1,404 in shipping and handling costs for the years ended December 31, 2015 and 2014 (Successor), the periods March 23, 2013 to December 31, 2013 (Successor), and January 1, 2013 to March 22, 2013 (Predecessor), respectively.
Income Taxes
The Company’s operations are subject to United States federal, state and local income taxes, and foreign income taxes. The United States federal income tax return is filed as a consolidated group under McGraw-Hill Education, Inc. In several jurisdictions, the Predecessor's operations have historically been included in MHC's income tax returns. In preparing the Predecessor's combined financial statements, the tax provision was determined on a separate return, stand-alone basis.

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

Recent Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” This ASU requires that a lessee record an operating lease in the balance sheet with a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. This standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Adoption of this standard will be on a modified retrospective approach, which includes a number of optional practical expedients that the Company may elect to apply. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

In November 2015, FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company has elected to early adopt this guidance on a prospective basis as of December 31, 2015. Aside from the presentation on our consolidated balance sheets, the adoption of ASU 2015-17 does not have a significant impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period of a business combination in the reporting period in which the adjustment amounts are determined. The amendments also require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date and eliminate the current requirement to retrospectively account for those adjustments. This guidance is effective prospectively for reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330) Related to Simplifying the Measurement of Inventory," that applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is within the scope of the new guidance and should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal,

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

and transportation. Subsequent measurement is unchanged for inventory measured using LIFO of the retail inventory method. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU changes the presentation of debt issuance costs by requiring an entity to present such costs as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated balance sheets.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures.  This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This ASU may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.  The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09,"Revenue from Contracts with Customers," which supersedes most of the current revenue recognition requirements.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. Entities must adopt the new guidance using one of two retrospective application methods. This guidance is effective for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

2.	The Founding Acquisition

The Founding Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The Founding Acquisition and the determination of fair value of the assets acquired and liabilities assumed was recorded as of March 23, 2013 based on the purchase price of $1,711,348. As a result of the Founding Acquisition, goodwill of $350,050 was recorded on the Successor's balance sheet. The Company has finalized the allocation of goodwill to each of its reporting units.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

As discussed in Note 1 - Basis of Presentation and Accounting Policies, the Founding Acquisition was completed on March 22, 2013 and financed by:

•
Borrowings under MHGE Holdings senior secured credit facilities (the “Senior Facilities”), consisting of a $810,000, 6-year senior secured term loan credit facility (the “Term Loan Facility”), all of which was drawn at closing and a $240,000, 5-year senior secured revolving credit facility (the “Revolving Credit Facility”), $35,000 of which was drawn at closing;

•
Issuance by MHGE Holdings and McGraw-Hill Global Education Finance, Inc., a wholly owned subsidiary of MHGE (together with MHGE Holdings, the “Issuers”) of $800,000, 9.75% first-priority senior secured notes due 2021 (the “Notes”); and

•	Equity contribution of $950,000 funded by the Sponsor and co-investors.
The Founding Acquisition occurred simultaneously with the closing of the financing transactions and equity investments described above.
The sources and uses of funds in connection with the Founding Acquisitions are summarized below:

Sources
Proceeds from Term Loan Facility	$785,700
Proceeds from Revolving Credit Facility	35,000
Proceeds from Notes	789,096
Proceeds from equity contributions	950,000
Total sources	$2,559,796

Uses
Equity purchase price	$1,711,348
Transaction fees and expenses	131,339
Cash to balance sheet	88,255
Distribution to Parent	628,854
Total uses	$2,559,796
Purchase Price
The Founding Acquisition has been accounted for using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date, with any excess of the purchase price attributed to goodwill. The fair values have been determined based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information. On October 16, 2013 the working capital adjustment was finalized and the Company's share of the proceeds of the working capital adjustment was $28,099. The Company has finalized the determination of the fair values of the assets acquired and liabilities assumed upon acquisition.

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
Amortization expense of $80,752, $93,885, and $64,367, was recorded in the years ended December 31, 2015 and 2014 (Successor) and for the period from March 23, 2013 through December 31, 2013 (Successor), respectively. There was no amortization expense recorded in the Predecessor period in 2013.
The accompanying consolidated balance sheet as of December 31, 2014 and combined consolidated statement of operations for the year ended December 31, 2014 reflect the effects of immaterial corrections to property, plant and equipment, net, goodwill, accounts payable, deferred taxes, related party receivable and depreciation expense. This is the result of finalizing the valuation of assets acquired in the Founding Acquisition, the re-allocation of certain property, plant and equipment between MHGE and MHSE and a correction to the intercompany transactions between MHGE and MHSE.

The Founding Acquisition was a taxable acquisition of the assets of domestic subsidiaries and a non-taxable acquisition of the stock of international subsidiaries for U.S. income tax purposes; therefore, a deferred income tax liability of $15,846 has been provided for the difference in fair value of international assets and liabilities over the carryover tax basis.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

Distribution to Parent
The total amount of $628,854 allocated to MHSE Holdings includes purchase price as well as the working capital adjustment made at closing and is classified as "Distribution to Parent" in the combined consolidated financial statements. MHSE Holdings is not included in these combined consolidated statements of cash flows.
3. Acquisitions

ALEKS Corporation

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
ALEKS Corporation was acquired for a purchase price of $103,500; of which $50,000 was paid in cash at closing. The remaining $53,500 was paid one year after closing on August 1, 2014 of which $15,000 was held in escrow for six months. The $50,000 paid at closing and subsequent payments were financed by a combination of cash on hand and borrowing under the Revolving Credit Facility. On October 31, 2013, the working capital adjustment was finalized and the Company's share of the proceeds of the working capital adjustment was $1,422. The Company has finalized the determination of the fair values of the assets acquired and liabilities assumed upon acquisition. Costs incurred in connection with the acquisition for the period from March 23, 2013 to December 31, 2013 (Successor) were $2,549 and are included in operating and administrative expenses in the combined consolidated statements of operations.
Subsequent to the closing, the ALEKS Corporation entered into a reseller agreement with MHSE, granting MHSE exclusive rights to sell ALEKS Corporation products in the K-12 market (the "Reseller Agreement"). MHSE paid $25,500 to ALEKS Corporation for the exclusivity provision, which is being recognized over five years and renewable for no additional fee after five years, and paid a royalty advance of $12,500. The royalty rate is 15% on net sales.
The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Tangible assets	9,365
Identifiable intangible assets	40,700
Deferred revenue	(2,754)
Other liabilities	(23,083)
Goodwill	79,272
Purchase price	$103,500
Residual goodwill consists primarily of an assembled workforce and other intangible assets that do not qualify for separate recognition as well as synergies that are expected to arise as a result of the acquisition. Due to the form of the acquisition, none of the purchase price was allocated to goodwill for tax purposes. The goodwill of $79,272 has been assigned to the Higher Education segment of the Company.
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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

Amortization expense of $5,587, $3,101, and $4,814 was recorded in the years ended December 31, 2015 and 2014 (Successor), and for the period from March 23, 2013 through December 31, 2013 (Successor), respectively. There was no amortization expense recorded in the Predecessor period in 2013.
LearnSmart

On February 6, 2014, the Company acquired the remaining 80% that it did not already own of LearnSmart, a Danish Company and developer of adaptive learning technology for the higher education market for total consideration of $78,049. Prior to the acquisition, the Company had a long-term royalty-based relationship with LearnSmart. The Company had purchased the other 20% stake in LearnSmart in January 2013. Consideration for the acquisition of the remaining 80% was $29,003 in cash at closing, with the remainder in shares of McGraw-Hill Education, Inc. common stock and preferred shares held in escrow, of which 50% are subject to conversion into McGraw-Hill Education, Inc.'s common stock ratably upon each anniversary date beginning December 31, 2014 through December 29, 2017. The remaining 50% are subject to an earn-out based on several financial measures which we expect to be met and therefore all earn out preferred shares have been valued in member's equity.

Pursuant to the purchase agreement, consulting payments are due to the founders of LearnSmart of $9,800 for a designated project and deliverable, of which $2,700 is contingent upon a successful completion of a project deliverable and $5,000 expense reimbursement over a four year period. These costs are expensed as incurred.

There is a gain of $7,329 recorded in other income for the year ended December 31, 2014 (Successor) reflecting a fair value adjustment based on the purchase price of the additional 80% interest on the original 20% stake which fair value is $15,866, making the total transaction value equal to $93,915. The Company determined the acquisition date fair value of the previously held equity interest in LearnSmart using the income approach, including consideration of a control premium, which requires the Company to make estimates and assumptions regarding future cash flows. On July 18, 2014, the working capital adjustment was finalized and the Company's payment for the working capital adjustment was $959. The Company has finalized the determination of the fair values of the assets acquired and liabilities assumed upon acquisition.

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Tangible assets	$1,969
Identifiable intangible assets	44,800
Other liabilities	(7,609)
Goodwill	54,755
Purchase price	$93,915
Residual goodwill consists primarily of an assembled workforce and other intangible assets that do not qualify for separate recognition as well as synergies that are expected to arise as a result of the acquisition. Due to the form of the acquisition, none of the purchase price was allocated to goodwill for tax purposes. The goodwill of $54,755 has been assigned to the Higher Education segment of the Company.
The fair values of the acquired intangible assets will be amortized on a straight-line basis over their useful lives which is consistent with the estimated useful life considerations used in determining their fair values.

	Fair Value	Useful Lives
Technology	$42,200	7 years
Non - Compete	2,600	4 years
Amortization expense of $5,237 and $6,099 was recorded in the years ended December 31, 2015 and 2014 (Successor), respectively.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

Ryerson

On June 17, 2014, the Company acquired the remaining 30% interest in McGraw-Hill Ryerson, its Canadian subsidiary, and now owns all of the outstanding shares of the operation. The aggregate purchase price was approximately $27,450. The excess of the purchase price over the value of the noncontrolling interest of $4,815 was recognized as an adjustment to member's equity. The Company determined the fair value of the previously held equity interest in Ryerson using an active market price on the date of acquisition.

4. Other Income

During the year ended December 31, 2015 (Successor), the Company recorded a gain of $4,779 within other income in the combined consolidated statement of operations related to the sale of an investment in an equity security.

During the year ended December 31, 2014 (Successor), the Company recorded a gain of $12,429 within other income in the combined consolidated statement of operations. This related to the gain of $7,329 recognized on the acquisition of the remaining 80% equity interest in LearnSmart as further described in Note 3 - Acquisitions.

In addition for the years ended December 31, 2015 and 2014 (Successor), the Company recognized $5,100 within other income in the combined consolidated statements of operations related to the Reseller Agreement entered into with MHSE as further described in Note 3 - Acquisitions.

5.	Inventories

Inventories consist of the following:

	As of December 31,
	2015	2014
Raw materials	$1,133	$1,160
Work-in-progress	1,542	3,380
Finished goods	100,079	111,345
	102,754	115,885
Reserves	(41,279)	(38,893)
Inventories, net	$61,475	$76,992

6.	Property, Plant and Equipment

		As of December 31,
	Useful Lives	2015	2014
Furniture and equipment	2-12 years	$59,352	$49,489
Buildings and leasehold improvements	2-40 years	49,230	59,392
Land and land improvements		5,572	3,890
		114,154	112,771
Less: accumulated depreciation and amortization		(29,937)	(20,845)
Total Property, plant and equipment, net		$84,217	$91,926

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

Depreciation expense related to property, plant and equipment was $16,926, $9,622, $11,223, and $2,336 for the years ended December 31, 2015 and 2014 (Successor), and for the period from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor).

7.	Goodwill and Other Intangible Assets

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
The following table summarizes the changes in the carrying value of goodwill by reporting segment:

	Higher Education	International	Professional	Total
Balance as of December 31, 2013	$285,413	$2,866	$25,996	$314,275
Adjustment to goodwill	150,745	1,223	11,082	163,050
Balance as of December 31, 2014	$436,158	$4,089	$37,078	$477,325
Adjustment to goodwill	(13,792)	—	—	(13,792)
Balance as of December 31, 2015	$422,366	$4,089	$37,078	$463,533

Goodwill adjustments in the table relate to acquisitions discussed in Note 2 - The Founding Acquisition, Note 3 - Acquisitions, and includes a $9,991 and $2,183 impact from foreign exchange, as of December 31, 2015 and 2014 (Successor). The impact from foreign exchange in 2013 was not significant.
Based on the results of the impairment analysis performed by the Company, there were no impairment charges recognized relating to the goodwill recorded within the Higher Education, International, or Professional reporting units, for the years ended December 31, 2015 and 2014 (Successor) and the periods March 23, 2013 to December 31, 2013 (Successor), and January 1, 2013 to March 22, 2013 (Predecessor).
Other Intangible Assets
The following information details the carrying amounts and accumulated amortization of the Company’s intangible assets:

		December 31, 2015				December 31, 2014
	Useful Lives	Gross amount	Accumulated amortization	Foreign exchange	Net amount	Gross amount	Accumulated amortization	Foreign exchange	Net amount
Content	8 - 14 years	$566,000	$(205,938)	$—	$360,062	$566,000	$(137,120)	$—	$428,880
Customers	11 -14 years	147,107	(30,574)	—	116,533	147,107	(19,425)	—	127,682
Brands	Indefinite	283,000	—	—	283,000	283,000	—	—	283,000
Technology	5 years	79,500	(24,901)	(5,210)	49,389	79,500	(14,471)	(4,017)	61,012
Other intangibles	4 to 10 years	7,900	(2,741)	(321)	4,838	7,900	(1,562)	(247)	6,091
Total		$1,083,507	$(264,154)	$(5,531)	$813,822	$1,083,507	$(172,578)	$(4,264)	$906,665

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

The fair values of the definite-lived acquired intangible assets are amortized over their useful lives, which is consistent with the estimated useful life considerations used in determining their fair values. Customer and Technology intangibles are amortized on a straight-line basis while Content intangibles are amortized using the sum of the years digits method. The intangibles weighted average amortization period is 13 years. Amortization expense was $91,567, $103,347, $69,231, and $1,699 for the years ended December 31, 2015 and 2014 (Successor), and the period from March 23, 2013 to December 31, 2013 (Successor), and January 1, 2013 to March 22, 2013 (Predecessor), respectively.
The Company's expected aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2016 through 2021 and beyond, assuming no further acquisitions or dispositions, is summarized on the following schedule:

Expected amortization expense
2016	$86,870
2017	80,762
2018	72,662
2019	66,095
2020	59,986
2021 and beyond	169,960

There were no impairments of indefinite-lived intangible assets for the year ended December 31, 2015 and 2014 (Successor), and the periods March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 23, 2013 (Predecessor).

8.	Debt

Long-term debt consisted of the following:

	As of December 31,
	2015	2014
Term Loan Facility	$660,189	$663,555
Notes	791,898	790,798
Less current portion of long term debt	(79,120)	(6,880)
Long Term Debt (1)	$1,372,967	$1,447,473

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

•
the Revolving Credit Facility in an aggregate principal amount of up to $240,000 with a maturity of five years, including both a letter of credit sub-facility and a swingline loan sub-facility. The amount available under the Revolving Credit Facility at December 31, 2015 was $240,000.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

On December 31, 2013 the Company made a voluntary principal payment of 10% of the $810,000 Term Loan Facility outstanding. This $81,000 voluntary principal payment is in addition to the Company’s scheduled quarterly repayment of $2,025 that was paid on the same date.

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

On May 4, 2015, the Company made a voluntary principal payment of $325 and refinanced the Term Loan Facility in the aggregate principal of $679,000. The revised terms reduce the applicable LIBOR margin from 4.75% to 3.75%.  The LIBOR floor remained at 1%.  All other terms remain unchanged. Quarterly principal payments were reduced from $1,720 to $1,698, maintaining the amortization rate at ¼ of 1% of the refinanced principal amount.

The interest rate on the borrowings under the Senior Facilities is based on LIBOR or Prime, plus an applicable margin. The interest rate was 4.75% at December 31, 2015 for the Term Loan Facility and there were no outstanding borrowings under the Revolving Credit Facility. The Term Loan Facility and the Revolving Credit Facility were issued at a discount of 3% and 2%, respectively. Debt issuance costs and the discount are amortized over the term of the respective facility using the effective interest method and are included in interest expense, net within the combined consolidated statements of operations. The amount of amortization included in interest expense, net was $11,793, $12,705, and $10,800 for the years ended December 31, 2015 and 2014 (Successor), and the period March 23, 2013 to December 31, 2013 (Successor), respectively. There was no amortization expense recorded in the Predecessor period in 2013.
The Term Loan Facility requires quarterly amortization payments totaling 1% per annum of the refinanced principal amount of the facility, with the balance payable on the final maturity date. The Term Loan Facility also includes customary mandatory prepayment requirements based on certain events such as asset sales, debt issuances and defined levels of excess cash flow.  As of December 31, 2015, the Company determined that a $72,330 mandatory prepayment of indebtedness is required and is payable 5 business days after the Company's annual financial statements are delivered.  This amount is included within the current portion of long-term debt in the consolidated balance sheets as of December 31, 2015.
All obligations under the Senior Facilities are guaranteed by the Parent, the Company and each of MHGE Holdings' existing and future direct and indirect material, wholly owned domestic subsidiaries and are secured by first priority lien on substantially all tangible and intangible assets of MHGE Holdings and each subsidiary guarantor, all of the MHGE Holdings' capital stock and the capital stock of each subsidiary guarantor and 65% of the capital stock of the first-tier foreign subsidiaries that are not subsidiary guarantors, in each case subject to exceptions.
The Revolving Credit Facility includes a springing financial maintenance covenant that requires MHGE Holdings net first lien leverage ratio not to exceed 7.00 to 1.00 (the ratio of consolidated net debt secured by first-priority liens on the collateral to Adjusted EBITDA, as defined in the Senior Facilities). The covenant will be tested quarterly when the Revolving Credit Facility is more than 20% drawn (including outstanding letters of credit), beginning with the fiscal quarter ended June 30, 2013, and will be a condition to drawings under the Revolving Credit Facility (including for new letters of credit) that would result in more than 20% drawn thereunder. As of December 31, 2015, the borrowings under the Revolving Credit Facility were less than 20%, and so the covenant was not in effect.
Adjusted EBITDA reflects EBITDA as defined in the credit agreement defining the Senior Facilities. Solely for the purpose of calculating the springing financial covenant, pre-publication investments should be excluded from the calculation of Adjusted EBITDA.

The fair value of the Term Loan Facility was approximately $658,745 and $677,640 as of December 31, 2015 and 2014 (Successor), respectively. The Company estimates the fair value of the Term Loan Facility utilizing

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

the market quotations for debt that have quoted prices in active markets. Since the Term Loan Facility does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of December 31, 2015, the remaining contractual life of the Term Loan Facility is approximately 3.25 years.

9.75% First-Priority Senior Secured Notes due 2021
In connection with the Founding Acquisition, on March 22, 2013, the Issuers issued $800,000 in principal amount of the Notes in a private placement. The Notes bear interest at a rate of 9.75% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. The Notes were issued at a discount of 1.36%. Debt issuance costs and the discount are amortized to interest expense over the term of the Notes using the effective interest method. The amount of amortization included in interest expense, net was $4,835, $2,838, and $4,644 for the years ended December 31, 2015 and 2014 (Successor), and the period ended March 23, 2013 through December 31, 2013 (Successor), respectively. There was no amortization expense recorded in the Predecessor period in 2013.
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
On March 24, 2014, the Company began paying an incremental 0.25% interest rate on the Notes because a registration statement for an exchange offer to exchange the initial Notes for registered Notes had not been declared effective prior to that date. The incremental interest continued to accrue until the exchange offer had been consummated. The Company’s registration statement for the exchange offer was declared effective on May 14, 2014, and the exchange offer was completed on June 19, 2014 ending the incremental 0.25% accrual on that date.

The fair value of the Notes was approximately $848,000 and $890,000 as of December 31, 2015 and 2014, respectively. The Company estimates the fair value of its Notes based on trades in the market. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of December 31, 2015, the remaining contractual life of the Notes is approximately 5.25 years.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

Scheduled Principal Payments
The scheduled principal payments required under the terms of the Senior Facilities and the Notes as of December 31, 2015 were as follows:

As of December 31,
2015
2016	$79,120
2017	6,790
2018	6,790
2019	581,200
2020 and beyond	800,000
1,473,900
Less: Current portion	79,120
$1,394,780

9.	Segment Reporting

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

•
International: Leverages our global scale, brand recognition and extensive product portfolio to serve educational and professional markets around the world. International pursues numerous product models to drive growth, ranging from reselling primarily Higher Education and Professional offerings to creating locally developed product suites customized for each region.

•	Other: Includes certain transactions or adjustments that our Chief Operating Decision Maker (“CODM”) considers to be unusual and/or non-operational.

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

Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by Adjusted Revenue and Adjusted EBITDA. As such, segment assets are not disclosed in the notes to the accompanying combined consolidated financial statements. The following tables set forth information about the Company’s operations by its four segments:

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	March 23, 2013 to December 31, 2013	January 1, 2013 to March 22, 2013
Adjusted Revenue:
Higher Education	$824,951	$838,310	$718,076	$93,289
Professional	123,037	127,299	99,427	25,738
International	307,932	335,809	300,487	54,289
Other	661	(65)	—	—
Total Adjusted Revenue (1)	1,256,581	1,301,353	1,117,990	173,316
Change in deferred revenue	(19,311)	(10,875)	(62,185)	12,926
Total Consolidated Revenue	$1,237,270	$1,290,478	$1,055,805	$186,242
(1) The elimination of inter-segment revenues was not significant to the revenues of any one segment.
Adjusted EBITDA:
Higher Education	$296,090	$293,100	$280,950	$(6,045)
Professional	32,193	37,882	29,249	2,932
International	33,229	37,603	50,958	(8,630)
Other	984	(9,294)	2,560	1,571
Total Adjusted EBITDA	$362,496	$359,291	$363,717	$(10,172)

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

Reconciliation of Adjusted EBITDA to the combined consolidated statements of operations is as follows:

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	March 23, 2013 to December 31, 2013	January 1, 2013 to March 22, 2013
Total Adjusted EBITDA	$362,496	$359,291	$363,717	$(10,172)

Interest (expense) income, net	(130,507)	(146,124)	(135,022)	(481)
Benefit (provision) for taxes on income	(20,080)	11,447	61,831	1,213
Depreciation, amortization and pre-publication amortization	(180,031)	(183,034)	(151,281)	(15,738)
Change in deferred revenue	(19,311)	(10,875)	(62,185)	12,926
Restructuring and cost savings implementation charges	(16,838)	(30,600)	(21,933)	(2,767)
Sponsor fees	(3,500)	(3,500)	(875)	—
Purchase accounting	—	2,600	(141,100)	—
Transaction costs	—	(3,931)	(27,612)	—
Acquisition costs	—	(2,833)	(4,296)	—
Physical separation costs	—	(24,202)	(4,100)	—
Other	(1,622)	(14,976)	(13,310)	(3,293)
Pre-publication investment	46,111	50,263	52,455	14,128
Net (loss) income	36,718	3,526	(83,711)	(4,184)
Less: Net (income) loss attributable to noncontrolling interests	—	299	(2,251)	631
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$36,718	$3,825	$(85,962)	$(3,553)

The following is a schedule of revenue and long-lived assets by geographic region:

	Revenue (1)
	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	March 23, 2013 to December 31, 2013	January 1, 2013 to March 22, 2013
United States	$932,249	$953,534	$754,526	$133,097
International	305,021	336,944	301,279	53,145
Total	$1,237,270	$1,290,478	$1,055,805	$186,242

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

	Long -lived Assets (2)
	As of December 31,
	2015	2014
United States	$172,372	$191,745
International	34,604	19,667
Total	$206,976	$211,412

(1)	Revenues are attributed to a geographic region based on the location of customer.

(2)	Reflects total assets less current assets, goodwill, intangible assets, investments, deferred financing costs and non-current deferred tax assets.

10.	Taxes on Income

Income before taxes on income that resulted from domestic and foreign operations is as follows:

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	March 23, 2013 to December 31, 2013	January 1, 2013 to March 22, 2013

Domestic operations	$49,625	$(19,905)	$(179,330)	$2,769
Foreign operations	7,173	11,984	33,788	(8,166)
Total income (loss) before taxes	$56,798	$(7,921)	$(145,542)	$(5,397)

The provision for taxes on income consists of the following:

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	March 23, 2013 to December 31, 2013	January 1, 2013 to March 22, 2013

Federal:
Current	$—	$—	$—	$3,482
Deferred	10,381	(15,166)	(62,758)	—
Total federal	10,381	(15,166)	(62,758)	3,482
Foreign:
Current	8,958	11,553	10,601	(1,177)
Deferred	(3,402)	(4,562)	284	—
Total foreign	5,556	6,991	10,885	(1,177)
State and local:
Current	376	25	371	(3,518)
Deferred	3,767	(3,297)	(10,329)	—
Total state and local	4,143	(3,272)	(9,958)	(3,518)
Total provision (benefit) for taxes	$20,080	$(11,447)	$(61,831)	$(1,213)

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

A reconciliation of the U.S. federal statutory tax rate to our effective income tax rate for financial reporting purposes is as follows:

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	March 23, 2013 to December 31, 2013	January 1, 2013 to March 22, 2013

U.S. federal statutory income tax rate	35%	35%	35%	35%
Effect of state and local income taxes	4.7%	27%	4.3%	42.4%
Meals and entertainment	1.2%	(9.2)%	(0.3)%	(4.2)%
Foreign rate differential	(2.3)%	22.5%	1.6%	(12.8)%
U.S. tax cost of foreign earnings	0.2%	23.7%	(1.1)%	(36.6)%
Inventory contribution	(1.9)%	30.4%	0.5%	—%
Valuation allowance on foreign tax credits	2.1%	(54.8)%	—%	—%
Research & development credit	(1.8)%	5%	0.2%	—%
LearnSmart gain	—%	32.6%	—%	—%
Equity method investment - Maxen	1.3%	(4.4)%	(0.3)%	—%
Return to provision - MHGE Holdings	(3)%	15.2%	—%	—%
Return to provision - foreign tax credit	—%	14.5%	—%	—%
Other - net	(0.1)%	7%	2.6%	(1.4)%
Effective income tax rate (1)	35.4%	144.5%	42.5%	22.4%
(1) Effective tax rate is a benefit against a loss for financial reporting purposes, for the years ended December 31, 2014 (Successor), and periods March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), respectively.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

The principal temporary differences between the accounting for income and expenses for financial reporting and income tax purposes as of December 31, 2015 and December 31, 2014 (Successor) are as follows:

	As of December 31,
	2015	2014
Deferred tax assets:
Inventory and prepublication costs	$11,990	$—
Doubtful accounts and sales return reserves	5,656	16,464
Accrued expenses	8,804	9,647
Employee compensation	15,097	11,719
Deferred revenue	286	295
Loss carryforwards	28,429	44,575
Other	4,887	1,937
Total deferred tax assets	75,149	84,637
Deferred tax liabilities:
Fixed assets and intangible assets	(4,446)	(615)
Investment in subsidiaries	(10,162)	(10,523)
Inventory and prepublication costs	—	(1,504)
Total deferred tax liabilities	(14,608)	(12,642)
Net deferred income tax asset (liability) before valuation allowance	60,541	71,995
Valuation allowance	(5,993)	(5,305)
Net deferred income tax asset (liability)	$54,548	$66,690
Reported as:
Current deferred tax assets	$—	$31,538
Non-current deferred tax assets	60,570	43,440
Non-current deferred tax liabilities	(6,022)	(8,288)
Net deferred income tax asset (liability)	$54,548	$66,690

In the Predecessor period, because portions of the Company’s operations are included in MHC’s tax returns, payments to certain tax authorities were made by MHC, and not by the Company. With the exception of certain dedicated foreign entities, the Company did not maintain taxes payable to/from MHC and were deemed to settle the annual current tax balances immediately with the legal tax-paying entities in the respective jurisdictions. These settlements are reflected as changes in Parent company investment. During the Successor periods ended December 31, 2015 and December 31, 2014, we made net state, local and foreign income tax payments of $7,291 and $15,244, respectively.
In the Predecessor period, on a separate company basis, the income tax provision considers net operating loss carryback and carryforward rules under applicable federal, state and international tax laws. To the extent that these net operating losses exist only as a result of these separate company financials, they were deemed to be distributed to MHC as of the balance sheet date.
Subsequent to the Founding Acquisition, the Company (Successor) files as a consolidated group under McGraw-Hill Education, Inc. In the Successor period, net operating losses and other tax attributes are characterized as realized or realizable by MHGE Holdings when the attributes are utilized by the consolidated Federal group following the Company's “Benefits-for-Loss” allocation method.
As of December 31, 2015 (Successor), MHGE Holdings had U.S. federal net operating loss carryforwards of $47,100 which are subject to expiration in 2033-2035 and charitable contribution carryforwards of $12,196 which

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

are subject to expiration in 2018-2020. The Company also has carryovers for Federal research and development credit of $2,360 which are subject to expiration in 2033-2035 and for foreign tax credit of $8,103 which is subject to expiration in 2023-2025.
We record valuation allowances against deferred income tax assets when we determine that it is more likely than not based upon all the current evidence that such deferred income tax assets will not be realized. The Company incurs withholding taxes on royalties and operating taxes of international branches. In the year ended December 31, 2015, MHGE Holdings established a partial valuation allowance of $5,484 on foreign tax credit carryforwards due to foreign source income limitations. As of December 31, 2015, valuation allowances of $509 have been recorded against net operating losses in subsidiaries in U.K, India, and Singapore.
We have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations (“Undistributed Earnings”). The Undistributed Earnings, totaling $17,040 at December 31, 2015 (Successor), will be used to fund international operations and to make investments outside of the U.S. Quantification of the deferred tax liability, if any, associated with these Undistributed Earnings is not practicable. In the event the Undistributed Earnings were needed to fund operations in the U.S., we would provide for all taxes in the U.S., if any, on the repatriated amounts.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor
	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013

Balance at beginning of year	$1,164	$1,140	$32,217
Additions based on tax positions related to the current year	460	300	137
Additions for tax positions of prior years	—	60	15
Reduction for tax positions of prior years	(609)	(336)	(31,229)
Balance at end of year	$1,015	$1,164	$1,140

The total amounts of federal, state and local, and foreign unrecognized tax benefits as of December 31, 2015, December 31, 2014 (Successor), and 2013 (Successor) were $1,015, $1,164, and $1,140, respectively, exclusive of interest and penalties, substantially all of which, if recognized, would impact the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. In addition to the unrecognized tax benefits, as of December 31, 2015, December 31, 2014 (Successor), and 2013 (Successor), we had $806, $1,158, and $2,685, respectively, of accrued interest and penalties associated with uncertain tax positions.
Prior to March 22, 2013, the education divisions and subsidiaries joined with MHC and filed separate income tax returns in the U.S. federal, state and local, and foreign jurisdictions which are routinely under audit by different tax authorities. Under the terms of the Founding Acquisition, MHC is contractually liable for income tax assessments for Predecessor periods through March 22, 2013. An indemnification receivable from MHC of $1,224 and $1,825 has been recorded in non-current assets as of December 31, 2015 and December 31, 2014 (Successor), respectively, for the unrecognized tax benefit, interest, and penalties related to controlled foreign corporations as taxpayers of record.
During 2013 and 2014, MHC made U.S. federal income tax payments in settlement of an issue related to the education business for tax years 2007 through 2010 and for tax years 2011 and 2012. The subject of the settlement is not an issue for MHGE Holdings in Successor periods. During 2015, MHC completed the federal income tax audit for 2013 and completed various state and local and foreign audits. MHC, with few exceptions, is no longer subject to federal or state and local examinations by tax authorities for the years before 2007.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

McGraw-Hill Education, Inc. is under examination by the Internal Revenue Service as part of the Compliance Assurance Process for tax year 2015. The 2013 and 2014 federal income tax audits were completed in 2015.
We believe that our accrual for tax liabilities is adequate for all open audit years based on an assessment of past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. Until formal resolutions are reached with tax authorities, the determination of a possible audit settlement range with respect to the impact on unrecognized tax benefits is not practicable. On the basis of present information, it is our opinion that any assessments resulting from the current audits will not have a material adverse effect on our combined financial statements. The uncertain tax liabilities as of December 31, 2015 (Successor) are $1,821 of which $1,583 is included in other non-current liabilities and $546 is included in deferred income taxes non-current within the combined balance sheets. The uncertain tax liabilities as of December 31, 2014 (Successor) were $2,321 of which $1,825 is included in other non-current liabilities and $496 is included in deferred income taxes non-current within the combined balance sheets.
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

The Company issues McGraw-Hill Education, Inc. share based compensation under the Management Equity Plan (the “Plan”) which was established during the quarter ended June 30, 2013. The Plan permits the grant of stock options, restricted stock, restricted stock units and other equity based awards to the Company’s employees and directors. As of December 31, 2015, the Board of Directors of the Company authorized up to 1,033,939 shares under the Plan.
Stock options granted vest over five years with 50% vesting on cumulative financial performance measures under the Plan and the remaining 50% vest in equal installments, over five years, in each case subject to continued service. Stock options terminate on the earliest of the tenth year from the date of the grant or other committee action, as defined under the Plan. Restricted stock and restricted stock units issued during the year ended December 31, 2014 (Successor) and the period March 23, 2013 to December 31, 2013 (Successor) vest on December 31, 2016 and December 31, 2015, respectively, subject to the achievement of certain performance measures and continued service. In relation to restricted stock and restricted stock units issued during the year ended December 31, 2015 (Successor), 50% vest subject to the achievement of certain performance measures over a three year period, and the remaining 50% vest on December 31, 2017, and in each instance, are subject to continued service.

The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

The following table sets forth the total recognized compensation expense related to stock option grants and restricted stock and restricted stock units issuances for all periods presented:

	Successor			Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	March 23, 2013 to December 31, 2013	January 1, 2013 to March 22, 2013
Stock option expense	$5,821	$4,735	$3,688	$74
Restricted stock and unit awards expense	2,947	2,553	1,198	3,320
Total stock-based compensation expense	$8,768	$7,288	$4,886	$3,394

The Company recognized an income tax benefit for stock options and restricted stock units of $3,104, $2,820, $1,892 and $1,275 for the years ended December 31, 2015 and 2014 (Successor), and for the period March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), respectively.

Stock Options

The following table presents a summary of option activity as of December 31, 2015:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 23, 2013	—	$—
Granted	369,620	55.93
Exercised	—	—
Forfeited	(4,898)	—
Outstanding as of December 31, 2013	364,722	$55.93	9.4	$40,042
Granted	98,132	120.47
Exercised	(12,246)	33.15
Forfeited	(109,111)	36.56
Outstanding as of December 31, 2014	341,497	$56.53	8.7	$22,688
Granted	51,000	160.45
Exercised	(339)	122.97
Forfeited	(5,911)	122.97
Outstanding as of December 31, 2015	386,247	$65.87	7.6	$51,807
Vested and expected to vest as of December 31, 2015	386,247	$65.87	7.6
Exercisable as of December 31, 2015	145,667
Available for future grant as of December 31, 2015	64,896
The total intrinsic value of stock options exercised during the year ended December 31, 2015 and 2014 (Successor) and for the period from March 23, 2013 to December 31, 2013 (Successor) was $16, $1,218 and $6, respectively.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

The Company uses the Black-Scholes closed-form option pricing  model to estimate the fair value of options granted which incorporates the assumptions as presented in the following table, shown at their weighted average values:

	Successor
	Year Ended December 31, 2015	Year Ended December 31, 2014	March 23, 2013 to December 31, 2013

Expected dividend yield	—%	—%	—%
Expected stock price volatility (a)	40.0%	40.0%	55.0%
Risk-free interest rate (b)	1.9%	2.3%	1.3%
Expected option term (years) (c)	6.49	6.49	6.49

(a)	Expected volatility. The Company bases its expected volatility on a group of companies believed to be a representative peer group, selected based on industry and market capitalization.

(b)	Risk free rate. The risk-free rate for periods within the expected term of the award is based on the U.S. Government Bond yield with a term equal to the awards' expected term on the date of grant.

(c)
Expected term.    Expected term represents the period of time that awards granted are expected to be outstanding. The Company elected to use the "simplified" calculation method, as applicable to companies that lack extensive historical data. The mid-point between the vesting date and the contractual expiration date is used as the expected term under this method.

The weighted average grant date fair value of the options granted in 2015, 2014 and 2013 were $66.82, $68.83 and $53.66, respectively.
As of December 31, 2015, there was $11,888 of unrecognized compensation expense related to the Company's grant of nonvested stock options. Unrecognized compensation expense related to nonvested stock options granted to employees is expected to be recognized over a weighted average period of 2.5 years.

Restricted stock and restricted stock units

The following table presents a summary of restricted stock unit activity as of December 31, 2015:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Non-vested as of March 23, 2013	—	$—
Granted	33,810	100.00
Vested	—	—
Forfeited	—	—
Non-vested as of December 31, 2013	33,810	$100.00
Granted	71,241	141.91
Vested	(15,717)	(127.95)
Forfeited	(5,854)	(125.36)
Non-vested as of December 31, 2014	83,480	$125.62
Granted	35,180	160.45
Vested	(42,386)	(113.59)
Forfeited	(6,214)	(145.45)
Non-vested as of December 31, 2015	70,060	$160.61

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

The total fair value of restricted stock and restricted stock units exercised during the year ended December 31, 2015 and 2014 (Successor) was $808 and $702, respectively. There were no exercised restricted stock or restricted stock units during the period March 23, 2013 to December 31, 2013 (Successor).

As of December 31, 2015, there was $3,670 of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.9 years.

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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

The following table summarizes restructuring information by reporting segment:

	Higher Education	Professional	International	Other	Total
Balance as of December 31, 2012	$15,589	$2,620	$14,045	$—	$32,254
January 1, 2013 to March 22, 2013 Charges:
Employee severance and other personal benefits	—	—	—	—	—
Other associated acts	—	—	—	—	—
January 1, 2013 to March 22, 2013 Payments:
Employee severance and other personal benefits	(2,003)	(426)	(2,442)	—	(4,871)
Other associated acts	—	—	—	—	—
Balance as of March 22, 2013	$13,586	$2,194	$11,603	$—	$27,383
March 23, 2013 to December 31, 2013 Charges:
Effects of purchase accounting (1)	(13,586)	(2,194)	(11,603)	—	(27,383)
Employee severance and other personal benefits	4,580	—	3,231	—	7,811
Other associated costs	—	—	698	—	698
March 23, 2013 to December 31, 2013 Payments:
Employee severance and other personal benefits	(401)	—	(631)	—	(1,032)
Other associated costs	—	—	(129)	—	(129)
Balance as of December 31, 2013	$4,179	$—	$3,169	$—	$7,348
Charges:
Employee severance and other personal benefits	14,328	1,781	5,945	—	22,054
Other associated costs	—	—	1,973	—	1,973
Payments:
Employee severance and other personal benefits	(7,289)	(291)	(4,895)	—	(12,475)
Other associated costs	—	—	(328)	—	(328)
Balance as of December 31, 2014	$11,218	$1,490	$5,864	$—	$18,572
Charges:
Employee severance and other personal benefits	3,199	(40)	2,557	—	5,716
Lease termination costs	—	—	1,515	—	1,515
Payments:
Employee severance and other personal benefits	(11,612)	(1,450)	(6,137)	—	(19,199)
Lease termination costs	—	—	(1,515)	—	(1,515)
Balance as of December 31, 2015	$2,805	$—	$2,284	$—	$5,089
(1) In connection with the Founding Acquisition, all restructuring liabilities relating to MHC's Growth and Value
Plan were retained by MHC.

The Company expects to utilize the remaining reserves of $5,089 in 2016.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

14.	Guarantor Financial Information
On March 22, 2013, in connection with the Founding Acquisition, MHGE Holdings issued $800,000 aggregate principal amount of Notes as described in Note 2 - The Founding Acquisition. The Notes and the Senior Facilities are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis subject to certain exceptions, by the Company and each of the Company’s direct and indirect wholly owned domestic subsidiaries (the “Guarantors”). Each of the Guarantors is 100 percent owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Notes and Senior Facilities (“Non-Guarantors”).
The following combined consolidated financial statements are presented for the information of the holders of the Notes and present the consolidated balance sheets as of December 31, 2015 and 2014, the combined consolidated statements of operations for the years ended December 31, 2015 and 2014 (Successor), and for the periods from March 23, 2013 to December 31, 2013 (Successor), and January 1, 2013 to March 22, 2013 (Predecessor) and the condensed combined consolidated statements of cash flows for the years ended December 31, 2015 and 2014 (Successor), and for the periods from March 23, 2013 to December 31, 2013 (Successor), and January 1, 2013 to March 22, 2013 (Predecessor) of the Company. The combined consolidated financial statements present MHGE Intermediate, which is a Guarantor of the Notes, the Guarantor subsidiaries of MHGE Intermediate, the Non-Guarantor subsidiaries of MHGE Intermediate and the elimination entries necessary to combine and consolidate MHGE Intermediate with the Guarantor and Non-Guarantor subsidiaries.
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

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

	Successor
	For the Year Ended December 31, 2015
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$932,248	$305,022	$—	$1,237,270
Cost of sales	—	212,117	133,049	—	345,166
Gross profit	—	720,131	171,973	—	892,104
Operating expenses
Operating and administration expenses	3,500	426,033	163,650	(394)	592,789
Depreciation	—	26,705	1,943	—	28,648
Amortization of intangibles	—	86,276	6,964	—	93,240
Total operating expenses	3,500	539,014	172,557	(394)	714,677
Operating (loss) income	(3,500)	181,117	(584)	394	177,427
Interest expense (income), net	130,063	—	444	—	130,507
Equity in (income) loss of subsidiaries	(190,361)	—	—	190,361	—
Other (income)	—	(9,878)	—	—	(9,878)
Income (Loss) from operations before taxes on income	56,798	190,995	(1,028)	(189,967)	56,798
Income tax (benefit) provision	20,080	69,194	(497)	(68,697)	20,080
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$36,718	$121,801	$(531)	$(121,270)	$36,718
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$36,718	$121,801	$(21,089)	$(121,270)	$16,160

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

	Successor
	For the Year Ended December 31, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$956,718	$333,760	$—	$1,290,478
Cost of sales	—	218,170	140,561	—	358,731
Gross profit	—	738,548	193,199	—	931,747
Operating expenses
Operating and administration expenses	3,500	493,686	185,551	502	683,239
Depreciation	—	12,291	3,165	—	15,456
Amortization of intangibles	—	105,018	(1,671)	—	103,347
Transaction costs	3,931	—	—	—	3,931
Total operating expenses	7,431	610,995	187,045	502	805,973
Operating (loss) income	(7,431)	127,553	6,154	(502)	125,774
Interest expense (income), net	146,540	—	(416)	—	146,124
Equity in (income) loss of subsidiaries	(146,349)	—	—	146,349	—
Other (income)	—	(12,429)	—	—	(12,429)
Income (Loss) from operations before taxes on income	(7,622)	139,982	6,570	(146,851)	(7,921)
Income tax (benefit) provision	(11,447)	53,009	2,965	(55,974)	(11,447)
Net (loss) income	3,825	86,973	3,605	(90,877)	3,526
Less: Net (income) loss attributable to noncontrolling interests	—	—	299	—	299
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$3,825	$86,973	$3,904	$(90,877)	$3,825
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$3,825	$86,973	$(12,772)	$(90,877)	$(12,851)

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

	Successor
	For the Period from March 23, 2013 to December 31, 2013
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$759,168	$296,637	$—	$1,055,805
Cost of sales	—	300,473	160,377	—	460,850
Gross profit	—	458,695	136,260	—	594,955
Operating expenses
Operating and administration expenses	875	367,324	129,782	(3,416)	494,565
Depreciation	—	12,570	3,622	—	16,192
Amortization of intangibles	—	58,733	10,498	—	69,231
Transaction costs	26,140	—	1,472	—	27,612
Total operating expenses	27,015	438,627	145,374	(3,416)	607,600
Operating (loss) income	(27,015)	20,068	(9,114)	3,416	(12,645)
Interest expense (income), net	135,924	—	(902)	—	135,022
Equity in (income) loss of subsidiaries	(15,146)	—	—	15,146	—
Other (income)	—	(2,125)	—	—	(2,125)
(Loss) income from operations before taxes on income	(147,793)	22,193	(8,212)	(11,730)	(145,542)
Income tax (benefit) provision	(61,831)	8,420	(2,646)	(5,774)	(61,831)
Net (loss) income	(85,962)	13,773	(5,566)	(5,956)	(83,711)
Less: Net (income) loss attributable to noncontrolling interests	—	—	(2,251)	—	(2,251)
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(85,962)	$13,773	$(7,817)	$(5,956)	$(85,962)
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$(85,962)	$13,773	$(18,026)	$(5,956)	$(96,171)

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

	Predecessor
	For the Period from January 1, 2013 to March 22, 2013
	MHGE Intermediate (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Revenue	$—	$132,283	$53,959	$—	$186,242
Cost of sales	—	31,956	24,293	—	56,249
Gross profit	—	100,327	29,666	—	129,993
Operating expenses
Operating and administration expenses	—	90,949	38,954	(567)	129,336
Depreciation	—	2,745	1,129	—	3,874
Amortization of intangibles	—	1,605	94	—	1,699
Transaction costs	—	—	—	—	—
Total operating expenses	—	95,299	40,177	(567)	134,909
Operating (loss) income	—	5,028	(10,511)	567	(4,916)
Interest expense (income), net	—	—	481	—	481
Equity in (income) loss of subsidiaries	—	—	—	—	—
Other (income)	—	—	—	—	—
(Loss) income from operations before taxes on income	—	5,028	(10,992)	567	(5,397)
Income tax (benefit) provision	—	(21)	(1,192)	—	(1,213)
Net (loss) income	—	5,049	(9,800)	567	(4,184)
Less: Net (income) loss attributable to noncontrolling interests	—	—	631	—	631
Net (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$—	$5,049	$(9,169)	$567	$(3,553)
Comprehensive (loss) income attributable to McGraw-Hill Global Education Intermediate Holdings, LLC	$—	$5,049	$(10,466)	$567	$(4,850)
(1) MHGE Intermediate was created to facilitate the Founding Acquisition and therefore was not a legal entity in periods prior to March 22, 2013.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

	December 31, 2015
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
ASSETS
Current assets:
Cash and cash equivalents	$—	$665,441	$55,219	$(409,473)	311,187
Accounts receivable	—	123,735	85,609	—	209,344
Due from related party	—	271,601	—	(254,321)	17,280
Inventories, net	—	36,875	24,206	394	61,475
Prepaid and other current assets	54,498	13,685	11,909	(52,748)	27,344
Total current assets	54,498	1,111,337	176,943	(716,148)	626,630
Pre-publication costs, net	—	53,695	13,170	—	66,865
Property, plant and equipment, net	—	82,346	1,871	—	84,217
Goodwill	—	416,863	46,670	—	463,533
Other intangible assets, net	—	757,820	56,002	—	813,822
Investments	2,032,401	152	6,216	(2,032,401)	6,368
Deferred income taxes non-current		49,935	10,635	—	60,570
Other non-current assets	54,200	54,589	1,668	—	110,457
Total assets	$2,141,099	$2,526,737	$313,175	$(2,748,549)	$2,232,462
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$411,223	$110,940	$17,178	$(409,473)	$129,868
Accrued royalties	—	70,573	11,146	—	81,719
Accrued compensation and contributions to retirement plans	—	33,158	12,561	—	45,719
Deferred revenue	—	146,466	10,143	—	156,609
Current portion of long-term debt	79,120	—	—	—	79,120
Due to related party	—	626	253,695	(254,321)	—
Other current liabilities	30,734	86,516	23,012	(52,748)	87,514
Total current liabilities	521,077	448,279	327,735	(716,542)	580,549
Long-term debt	1,372,967	—	—	—	1,372,967
Deferred income taxes	—	—	6,022	—	6,022
Other non-current liabilities	—	28,025	2,806	—	30,831
Total liabilities	1,894,044	476,304	336,563	(716,542)	1,990,369
Commitments and contingencies
Equity (deficit)
Member's equity	292,474	1,827,886	28,499	(1,813,904)	334,955
Accumulated deficit	(45,419)	222,547	(4,444)	(218,103)	(45,419)
Accumulated other comprehensive loss	—	—	(47,443)	—	(47,443)
Total equity (deficit)	247,055	2,050,433	(23,388)	(2,032,007)	242,093
Total liabilities and equity	$2,141,099	$2,526,737	$313,175	$(2,748,549)	$2,232,462

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

	December 31, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
ASSETS
Current assets:
Cash and cash equivalents	$—	$466,617	$49,737	$(284,256)	$232,098
Accounts receivable	—	122,047	82,025	—	204,072
Due from related party	—	253,071	—	(253,071)	—
Inventories, net	—	50,330	27,164	(502)	76,992
Deferred income taxes	—	22,745	8,793	—	31,538
Prepaid and other current assets	74,577	11,925	17,036	(72,828)	30,710
Total current assets	74,577	926,735	184,755	(610,657)	575,410
Pre-publication costs, net	—	63,130	17,850	—	80,980
Property, plant and equipment, net	—	91,926	—	—	91,926
Goodwill	—	423,630	53,695	—	477,325
Other intangible assets, net	—	842,907	63,758	—	906,665
Investments	1,842,551	7,825	1,394	(1,842,551)	9,219
Deferred income taxes non-current	—	42,242	1,198	—	43,440
Other non-current assets	63,004	36,688	1,817	—	101,509
Total assets	$1,980,132	$2,435,083	$324,467	$(2,453,208)	$2,286,474
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$284,256	$115,594	$14,871	$(284,256)	$130,465
Accrued royalties	—	89,796	12,031	—	101,827
Accrued compensation and contributions to retirement plans	—	50,615	15,628	—	66,243
Deferred revenue	—	117,211	7,340	—	124,551
Current portion of long-term debt	6,880	—	—	—	6,880
Due to related party	—	889	253,071	(253,071)	889
Other current liabilities	31,186	98,036	32,766	(72,828)	89,160
Total current liabilities	322,322	472,141	335,707	(610,155)	520,015
Long-term debt	1,447,473	—	—	—	1,447,473
Deferred income taxes	—	—	8,288	—	8,288
Other non-current liabilities	—	45,244	3,595	—	48,839
Total liabilities	1,769,795	517,385	347,590	(610,155)	2,024,615
Commitments and contingencies
Equity (deficit)
Member's equity	292,474	1,816,952	7,675	(1,746,220)	370,881
Accumulated deficit	(82,137)	100,746	(3,913)	(96,833)	(82,137)
Accumulated other comprehensive loss	—	—	(26,885)	—	(26,885)
Total equity (deficit)	210,337	1,917,698	(23,123)	(1,843,053)	261,859
Total liabilities and equity	$1,980,132	$2,435,083	$324,467	$(2,453,208)	$2,286,474

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

	Successor
	Year Ended December 31, 2015
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Operating activities
Cash provided by (used for) operating activities	$7,137	$306,700	$24,650	$(125,217)	$213,270
Investing activities
Investment in pre-publication costs	—	(39,588)	(6,523)	—	(46,111)
Capital expenditures	—	(38,693)	(851)	—	(39,544)
Acquisitions	—	—	(6,827)	—	(6,827)
Proceeds from sale of investment	—	12,500	—	—	12,500
Proceeds from dispositions	—	70	—	—	70
Cash used by (used for) investing activities	—	(65,711)	(14,201)	—	(79,912)
Financing activities
Borrowings on long-term debt	—	—	—	—	—
Payment of term loan	(7,137)	—	—	—	(7,137)
Dividend payment to MHGE Parent	—	(39,822)	—	—	(39,822)
Equity contribution	—	—	—	—	—
Dividends on restricted stock units	—	(46)	—	—	(46)
Repurchase of vested stock options and restricted stock units	—	(2,297)	—	—	(2,297)
Cash provided by (used for) financing activities	(7,137)	(42,165)	—	—	(49,302)
Effect of exchange rate changes on cash	—	—	(4,967)	—	(4,967)
Net change in cash and cash equivalents	—	198,824	5,482	(125,217)	79,089
Cash and cash equivalents at the beginning of the period	—	466,617	49,737	(284,256)	232,098
Cash and cash equivalents, ending balance	$—	$665,441	$55,219	$(409,473)	$311,187

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

	Successor
	Year Ended December 31, 2014
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Operating activities
Cash provided by (used for) operating activities	$41,880	$295,309	$42,160	$(168,232)	$211,117
Investing activities
Investment in pre-publication costs	—	(40,217)	(10,046)	—	(50,263)
Capital expenditures	—	(36,930)	(2,650)	—	(39,580)
Acquisitions	—	—	(56,453)	—	(56,453)
Proceeds from sale of investment	—	54	3,250	—	3,304
Proceeds from dispositions	—	17	8,868	—	8,885
Cash by (used for) investing activities	—	(77,076)	(57,031)	—	(134,107)
Financing activities
Payment of term loan	(41,880)	—	—	—	(41,880)
Payment of deferred purchase price	—	(53,500)	—	—	(53,500)
Dividends paid to noncontrolling interests	—	—	(169)	—	(169)
Dividends on restricted stock units	—	(101)	—	—	(101)
Cash provided by (used for) financing activities	(41,880)	(53,601)	(169)	—	(95,650)
Effect of exchange rate changes on cash	—	—	(2,652)	—	(2,652)
Net change in cash and cash equivalents	—	164,632	(17,692)	(168,232)	(21,292)
Cash and cash equivalents at the beginning of the period	—	301,985	67,429	(116,024)	253,390
Cash and cash equivalents, ending balance	$—	$466,617	$49,737	$(284,256)	$232,098

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

	Successor
	For the Period From March 23, 2013 to December 31, 2013
	MHGE Intermediate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Operating activities
Cash provided by (used for) operating activities	$(1,692,580)	$2,031,724	$141,967	$(116,024)	$365,087
Investing activities
Investment in pre-publication costs	—	(43,653)	(8,802)	—	(52,455)
Capital expenditures	—	(6,284)	(465)	—	(6,749)
Acquisitions	—	(1,650,064)	(114,582)	—	(1,764,646)
Proceeds from dispositions	—	13	33	—	46
Cash used by (used for) investing activities	—	(1,699,988)	(123,816)	—	(1,823,804)
Financing activities
Borrowings on long-term debt	1,609,796	—	—	—	1,609,796
Payment of term loan	(87,075)	—	—	—	(87,075)
Payment of revolving facility	(35,000)	—	—	—	(35,000)
Equity contribution	950,000	—	—	—	950,000
Payment of acquisition costs on behalf of Parent	(28,672)	—	—	—	(28,672)
Distribution to Parent	(628,854)	—	—	—	(628,854)
Dividends paid to noncontrolling interests	—	—	(526)	—	(526)
Dividends on restricted stock units	—	(1,307)	(104)	—	(1,411)
Payment of deferred loan acquisition costs	(87,615)	3,240	—	—	(84,375)
Cash provided by (used for) financing activities	1,692,580	1,933	(630)	—	1,693,883
Effect of exchange rate changes on cash	—	—	(1,409)	—	(1,409)
Net change in cash and cash equivalents	—	333,669	16,112	(116,024)	233,757
Cash and cash equivalents at the beginning of the period	—	(31,684)	51,317	—	19,633
Cash and cash equivalents, ending balance	$—	$301,985	$67,429	$(116,024)	$253,390

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

	Predecessor
	For the Period from January 1, 2013 to March 22, 2013
	MHGE Intermediate (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	MHGE Intermediate (Consolidated)
Operating activities
Cash provided by (used for) operating activities	$—	$34,293	$956,718	$(961,264)	$29,747
Investing activities
Investment in pre-publication costs	—	(11,317)	(2,811)	—	(14,128)
Capital expenditures	—	(1,818)	(93)	—	(1,911)
Acquisitions	—	(8,043)	(25,046)	—	(33,089)
Cash used by (used for) investing activities	—	(21,178)	(27,950)	—	(49,128)
Financing activities
Net transfers (to) from Parent	—	(50,674)	(966,500)	961,264	(55,910)
Dividends paid to noncontrolling interests	—	—	(1,814)	—	(1,814)
Cash provided by (used for) financing activities	—	(50,674)	(968,314)	961,264	(57,724)
Effect of exchange rate changes on cash	—	—	(1,450)	—	(1,450)
Net change in cash and cash equivalents	—	(37,559)	(40,996)	—	(78,555)
Cash and cash equivalents at the beginning of the period	—	5,875	92,313	—	98,188
Cash and cash equivalents, ending balance	$—	$(31,684)	$51,317	$—	$19,633

(1) MHGE Intermediate was created to facilitate the Founding Acquisition and therefore was not a legal entity in periods prior to March 22, 2013.

15.	Transactions with Sponsors

Founding Transactions Fee Agreement

In connection with the Founding Acquisition, Apollo Global Securities, LLC (the “Service Provider”) entered into a transaction fee agreement with MHE US Holdings, LLC and AcquisitionCo (the “Founding Transactions Fee Agreement”) relating to the provision of certain structuring, financial, investment banking and other similar advisory services by the Service Provider to AcquisitionCo, its direct and indirect divisions and subsidiaries, parent entities or controlled affiliates (collectively, the “Company Group”) in connection with the Founding Acquisition and future transactions. The Company paid the Service Provider a one-time transaction fee of $25,000 in the aggregate in exchange for services rendered in connection with structuring the Founding Acquisition, arranging the financing and performing other services in connection with the Founding Acquisition. Subject to the terms and conditions of the Founding Transactions Fee Agreement, an additional transaction fee equal to 1% of the aggregate enterprise value will be payable in connection with any merger, acquisition, disposition, recapitalization, divestiture, sale of assets, joint venture, issuance of securities (whether equity, equity-linked, debt or otherwise), financing or any similar transaction effected by a member of the Company Group.
Management Fee Agreement
In connection with the Founding Acquisition, Apollo Management VII, L.P. (the "Advisor") entered into a management fee agreement with MHE US Holdings, LLC and AcqusitionCo (the "Management Fee Agreement") relating to the provision of certain management consulting and advisory services to the members of the Company Group. In exchange for the provision of such services, the Advisor will receive a non-refundable annual management fee of $3,500 in the aggregate. Subject to the terms and conditions of the Management Fee Agreement, upon a change of control or an initial public offering ("IPO") of a member of the Company Group, the Advisor may

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

elect to receive a lump sum payment in lieu of future management fees payable to them under the Management Fee Agreement. For the years ended December 31, 2015 and 2014 (Successor) and the period March 23, 2013 to December 31, 2013 (Successor), the Company recorded an expense of $3,500, $3,500 and $875 for management fees, respectively.

16.	Commitments and Contingencies

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
Rental expense for property and equipment under all operating lease agreements was $24,495, $26,033, $18,528, and $6,323 for the years ended December 31, 2015 and 2014 (Successor), and for the periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), respectively.
Cash amounts for future minimum rental commitments under existing non-cancelable leases with a remaining term of more than one year are shown in the following table.

	Rent commitment	Sublease Income	Net Rent
2016	$25,183	$(262)	$24,921
2017	24,596	(207)	24,389
2018	22,309	—	22,309
2019	15,596	—	15,596
2020	6,390	—	6,390
2021 and beyond	3,041	—	3,041
Total	$97,115	$(469)	$96,646

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

In the normal course of business, the Company has transactions with its wholly owned combined and consolidated subsidiaries and affiliated entities.

Other Transactions and Arrangements

On July 17, 2014 MHGE Parent, LLC ("MHGE Parent" and, together with its subsidiaries, “McGraw-Hill Global Education") and MHGE Finance, Inc. (“MHGE Parent Finance”, and together with MHGE Parent, the

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

“Issuers”) issued $400,000 aggregate principal amount of Senior PIK Toggle Notes due 2019 (the “PIK Toggle Notes”) in a private placement. The PIK Toggle Notes were issued at a discount of 1%. The proceeds were used to make a return of capital to the equity holders of MHGE Parent and pay certain related transaction costs and expenses.
On April 6, 2015, additional aggregate principal amount of $100,000 was issued under the same indenture, and part of the same series, as the outstanding $400,000 of the PIK Toggle Notes previously issued by the Issuers. The proceeds from this private offering were used to make a return of capital to the equity holders of MHGE Parent and pay certain related transaction costs and expenses.
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

MHC Service Charges and Allocations & Transition Services

Historically, MHC has provided services to and funded certain expenses for Predecessor and its subsidiaries. These services and expenses included global technology operations and infrastructure, global real estate and occupancy, employee benefits and shared services such as tax, legal, treasury, and finance as well as an allocation of MHC’s corporate management costs. The expenses included in the combined consolidated financial statements were $3,011, $17,811 and $7,661 for the year ended December 31, 2014 (Successor) and the periods March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor), respectively. As of December 31, 2014, no further charges and allocations are being made, except for services provided under the Transition Services Agreement as described below, because the Company had established its own management structure, benefit plans and other functions.

Effective January 1, 2013, in connection with the Founding Acquisition, MHGE, our wholly owned subsidiary, entered into transition services agreement with MHC, pursuant to which MHC provided us with certain corporate services, including corporate accounting, treasury, global procurement and manufacturing, facilities, human resources and information technology during 2013.  The transition services agreement with MHC ended during 2014.

Payment of Acquisition Costs on Behalf of Parent
At the closing of the Founding Transactions MHGE Holdings paid $28,672 for costs related to the Founding Acquisition on behalf of Parent.
Reseller Agreement with MHSE
As disclosed in Note 3 - Acqusitions, the ALEKS Corporation entered into a reseller agreement with MHSE, which is a separate wholly owned subsidiary of our Parent, granting MHSE exclusive rights to sell ALEKS products in the K-12 market. MHSE paid $25,500 to ALEKS Corporation for the exclusivity provision, which is being recognized over five years and renewable for no additional fee after five years, and paid a royalty advance of $12,500. The royalty rate is 15% on net sales.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

Quest Agreement

Leader’s Quest Ltd (“Quest”) is a UK-based non-profit enterprise at which Lindsay Levin is the founder and managing partner. Ms. Levin is the spouse of David Levin, who serves as our President and Chief Executive Officer. In 2014, the Company entered into an agreement with Quest pursuant to which Quest provided leadership workshops and other leadership training for twelve members of the Company’s executive leadership team. The Company paid Quest total fees of $133 in connection with the Quest agreement. In 2015, the Company entered into an agreement which Quest will provide additional leadership workshops and other leadership training for additional members of the Company’s leadership team. The Company paid Quest total fees of $293 during 2015 in connection with the agreement.

Presidio Technology Capital, LLC

The Company entered into a master lease agreement with Presidio Technology Capital, LLC ("Presidio"), a portfolio company of the Sponsors, primarily for the lease of computer equipment and software. For the years ended December 31, 2015 and 2014 (Successor), the Company paid Presidio $6,068 and $3,499, respectively. Amounts paid for the period from March 23, 2013 to December 31, 2013 (Predecessor) were not significant.

18.	Subsequent Events

On January 26, 2016, the Company paid a dividend of $21,250 to MHGE Parent in advance of MHGE Parent’s interest payable on the PIK Toggle Notes due February 1, 2016.

On March 23, 2016, the Company announced, on Form 8-K with the SEC, that it will be using free cash flow generated from operations to prepay $72,500 of the Term Loan due 2019 on April 1, 2016.

McGraw-Hill Global Education Intermediate Holdings, LLC and Subsidiaries
Notes to the Combined Consolidated Financial Statements
(Dollars in thousands, unless otherwise indicated)

19.	Valuation and Qualifying Accounts

	Balance at beginning of the year	Additions	Deductions	Balance at end of year
Year ended December 31, 2015
Allowance for Doubtful Accounts	$13,957	$4,946	$(5,484)	$13,419
Allowance for returns	181,927	325,625	(361,983)	145,569
Inventory	38,893	15,037	(12,651)	41,279
Valuation Allowance	5,305	1,256	(568)	5,993
Year ended December 31, 2014
Allowance for Doubtful Accounts	$16,213	$4,919	$(7,175)	$13,957
Allowance for returns	168,383	318,530	(304,986)	181,927
Inventory	45,548	16,432	(23,087)	38,893
Valuation Allowance	784	4,954	(433)	5,305
Year ended December 31, 2013
Allowance for Doubtful Accounts	$10,725	$6,362	$(874)	$16,213
Allowance for returns	163,735	388,717	(384,069)	168,383
Inventory	54,958	13,380	(22,790)	45,548
Valuation Allowance	1,051	197	(464)	784

20.	Quarterly Results of Operations (Unaudited)

	Three Months Ended
	Successor
	March 31,	June 30,	September 30,	December 31,
2015:
Revenue	$199,814	$250,926	$437,279	$349,251
Gross profit	144,355	176,498	322,606	248,645
Operating income (loss)	(32,955)	8,599	142,620	59,163
Net income (loss)	(44,288)	(13,166)	73,349	20,823

	Three Months Ended
	Successor
	March 31,	June 30,	September 30,	December 31,
2014:
Revenue	$204,571	$251,745	$462,128	$372,034
Gross profit	150,751	180,561	335,509	264,926
Operating income (loss)	(50,664)	(9,039)	144,570	40,907
Net income (loss)	(57,169)	(53,563)	97,193	17,364

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2015 were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and the information required to be disclosed by us is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the Company; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or dispositions of the Company’s assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management
The following table provides information regarding the executive officers and the members of the board of directors (the “Board”) of McGraw-Hill Education, Inc. (“McGraw-Hill Education” or “ MHE”) (formerly known as Georgia Holdings, Inc.), the direct parent of AcquisitionCo, as of the date of the prospectus. The Board manages the general course of our affairs and businesses and has delegated certain authority to the respective board of managers of AcquisitionCo, Parent, Holdings and MHGE Holdings to supervise our operations and activities.

Name	Age	Position
David Levin	54	President, Chief Executive Officer and Director
Patrick Milano	55	Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Assistant Secretary
David Stafford	53	Senior Vice President, General Counsel and Secretary
Thomas Kilkenny	57	Senior Vice President and Controller
Peter Cohen	61	Group President, U.S. Education
Stephen Laster	51	Chief Digital Officer
Larry Berg	49	Chairman and Director
Nancy Lublin	44	Director
Jonathan Mariner	61	Director
Antoine Munfakh	33	Director
Ronald Schlosser	67	Director
Antonio Villaraigosa	60	Director
Lloyd G. Waterhouse	64	Director
Mark Wolsey-Paige	54	Director

David Levin became the President and Chief Executive Officer and a Director of McGraw-Hill Education, Inc. in March 2014. Mr. Levin previously served as the Chief Executive of UBM plc (“UBM”), a multinational media company headquartered in London. Before his tenure at UBM, Mr. Levin was Chief Executive of Symbian Software, a U.K. headquartered software group that built the operating system to power the first generation of smartphones. He has also served as Chief Executive of Psion PLC, a London-based consumer and business technology company, and as Chief Operating Officer and Finance Director of Euromoney Institutional Investor PLC. Mr. Levin also served as a Non-Executive Director on the Finance Committee of the Oxford University Press and Board of the Press Association. Mr. Levin received his bachelor’s degree in politics, philosophy and economics from Oxford University and his MBA from Stanford University. The Board believes that Mr. Levin provides leadership and valuable insight and perspective on strategy, international business and all aspects of technology transformation matters stemming from his extensive executive and management experience at UBM, Symbian Software and Psion PLC.

Patrick Milano has been the Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Assistant Secretary of McGraw-Hill Education, Inc. since the Founding Acquisition having held equivalent positions at the McGraw-Hill Education segment of MHC since May 2012. Before becoming an officer of McGraw-Hill Education in 2012, between 2000 and 2012 Mr. Milano held several leadership and financial roles at Standard & Poor’s, including his most recent role as Executive Vice President, Operations. Before that, Mr. Milano held a number of positions at McGraw-Hill Education, including Senior Vice President of Finance and

Operations of Macmillan/McGraw-Hill. Mr. Milano is a graduate of Rutgers University, holds an MBA from Monmouth University and is a Certified Public Accountant.

David Stafford has been the Senior Vice President, General Counsel and Secretary of McGraw-Hill Education, Inc. since the Founding Acquisition having held equivalent positions at the McGraw-Hill Education segment of MHC since May 2012. Before becoming an officer of the McGraw-Hill Education segment of MHC in 2012, Mr. Stafford was Vice President and Associate General Counsel at MHC. From 2006 to 2009, he served as Senior Vice President, Corporate Affairs, and Assistant to the Chairman and Chief Executive Officer of MHC. Before joining MHC in 1992, he was an associate at two large New York City law firms. Mr. Stafford is a graduate of Columbia University and received his J.D. degree from Cornell Law School. He serves on the Board of Trustees of YAI Network, a not-for-profit that provides services to people who are developmentally disabled.

Thomas Kilkenny has been the Senior Vice President and Controller of McGraw-Hill Education, Inc. since the Founding Acquisition having held an equivalent position at the McGraw-Hill Education segment of MHC since July 2012. Before that, he was Senior Vice President and Controller of Core Media Group (renamed from CKX Entertainment, Inc.) from 2005 to 2012. From 2003 to 2004, he was Chief Financial Officer of Perseus Book Group. He previously held a number of positions at MHC from 1991 to 2003. Mr. Kilkenny is a magna cum laude graduate of Seton Hall University, holds an MBA from New York University and is a Certified Public Accountant.

Peter Cohen became Group President of the U.S. Education unit of McGraw-Hill Education, Inc. in January 2015, responsible for overseeing the Company’s U.S. K-12 and higher education businesses. Mr. Cohen joined McGraw-Hill Education in March 2013 as President of the School Education Group. Before joining McGraw-Hill Education, Mr. Cohen served as Chief Executive of Pearson Education’s School division. From 1996 until 2008, Mr. Cohen held positions as the president of Sylvan Learning and the CEO of Educate Inc., during which time he led the expansion of the Sylvan Learning consumer business, the acquisition of a 1,000-unit German tutoring business, the development of Educate On Line serving the K-12 market, and the expansion of Catapult Learning serving the K-12 market. From 1993 to 1996, Mr. Cohen served as Chief Executive for The Pet Practice, a publicly traded veterinary hospital chain, and served in various senior management positions at NutriSystem, Circle K and 7-Eleven. Mr. Cohen is a graduate of the University of Redlands, a board member of Primrose Schools, and a former member of the Board of Directors of Connections Academy, a for-profit virtual charter school company.

Stephen Laster has been the Chief Digital Officer of McGraw-Hill Education, Inc. since the Founding Acquisition having held the same position at the McGraw-Hill Education segment of MHC since September 2012. Before joining McGraw-Hill Education, Mr. Laster led Intelligent Solutions, LLC, and served as the Chief Information and Technology Officer of the Harvard Business School. Before joining Harvard, Mr. Laster held several leadership positions at Babson College, including Chief Technology Officer for Babson’s for-profit eLearning company and Director of Curriculum Innovation and Technology. While at Babson, Mr. Laster taught courses at the undergraduate, graduate and executive/professional level in technology leadership, problem solving, software design, and eLearning product development. Mr. Laster holds a bachelor’s degree from Bowdoin College, an MBA from the F.W. Olin Graduate School of Business at Babson College, is a former trustee of Babson College, is on the board of the Sloan Consortium for Online Learning and is a member of the board of directors of the IMS Global Learning Consortium.

Larry Berg has been the Chairman of the Board of McGraw-Hill Education, Inc. since March 2014 and has been a Director since March 2013. Mr. Berg is a Senior Partner at Apollo having joined in 1992, and oversees the Firm’s efforts in industrials and education. Before that time, Mr. Berg was a member of the Mergers and Acquisitions group of Drexel Burnham Lambert Incorporated. Mr. Berg serves on the board of directors of Jacuzzi Bath, Panolam, and Crisis Text Line and he previously served on the boards of Laureate International Universities, Sylvan Learning, Berlitz, and Connections Academy. Mr. Berg graduated magna cum laude with a BS in Economics from the University of Pennsylvania’s Wharton School of Business and received an MBA from the Harvard Business School. The Board believes that Mr. Berg’s extensive experience in making and managing private equity investments on behalf of Apollo and his experience in financing, analyzing and investing in public and private companies enables him to provide meaningful input and guidance to the Board and the Company.

Nancy Lublin has been a Director of McGraw-Hill Education, Inc. since November 2015. Ms. Lublin has served as CEO of Crisis Text Line since 2015. From 2003 until 2015, Ms. Lublin has served as CEO of DoSomething.org. In 2013, while still the CEO of DoSomething.org, Ms. Lublin turned her popular TED talk into Crisis Text Line. Crisis Text Line is the first 24/7, free, nationwide-text line for people in crisis. Prior to her work at DoSomething.org and Crisis Text Line, Ms. Lublin founded Dress for Success, a global entity that provides interview suits and career development training to women in need. Ms. Lublin is the author of the bestselling business books, Zilch: The Power of Zero in Business and XYZ Factor. She serves on the board of trustees for The New School. Ms. Lublin serves as a director because her leadership experience provides valuable insight and perspective on general strategic and business matters.

Jonathan Mariner has been a Director of McGraw-Hill Education, Inc. since February 2016. Mr. Mariner is the Chief Investment Officer of Major League Baseball (MLB) and is responsible for managing the baseball industry’s endowment fund, its pension assets and potential new strategic investments. Mr. Mariner served as MLB’s Chief Financial Officer from 2002 until 2014. Before joining MLB, Mr. Mariner served as Executive Vice President and CFO of the Florida Marlins. Mr. Mariner earned a B.S. degree in accounting from the University of Virginia and received an MBA from Harvard Business School. He serves as a director because of his financial acumen and operational and leadership experience, which enables him to provide valuable insight and perspective on various strategic, financial, risk management, operational and business matters.

Antoine Munfakh has been a Director of McGraw-Hill Education, Inc. since the Founding Acquisition. Mr. Munfakh is a Partner at Apollo having joined in 2008. Before that time, Mr. Munfakh spent two years as an Associate at the private equity firm Court Square Capital Partners. Previously, Mr. Munfakh was an Analyst in the Financial Sponsor Investment Banking group at JPMorgan. Mr. Munfakh graduated summa cum laude from Duke University with a BS in Economics, where he was elected to Phi Beta Kappa. The Board believes that Mr. Munfakh provides valuable insight to the Board on strategic and business matters, stemming from his experience analyzing, making and managing investments in public and private companies.

Ronald Schlosser has been a Director of McGraw-Hill Education, Inc. since the Founding Acquisition and previously served as Executive Chairman of McGraw-Hill Education, Inc. since the Founding Acquisition through May 1, 2014. Mr. Schlosser currently advises global leaders in private equity investing in information services, including healthcare, data services and education. He has served as Chairman and Chief Executive Officer of Haights Cross Communications, an educational and library information company, and has served as a Senior Advisor to Providence Equity Partners and Chairman of several education and information services portfolio companies, including Jones & Bartlett, Assessment Technologies Institute, Edline and Survey Sampling International. Mr. Schlosser served as Chief Executive Officer of Thomson Learning Group, after serving as Chief Executive Officer of Thomson Scientific and Healthcare, after joining Thomson Financial Publishing as its President & Chief Executive Officer in 1995. He is a Board Member of Copyright Clearance Center, New York University POLY and The Peddie School. Mr. Schlosser is a graduate of Rider University and holds an MBA from Fairleigh Dickinson University. Mr. Schlosser serves as a Director because of his extensive industry and business experience in the education and information sectors, which enables him to offer the Board important industry-specific perspectives, and his experience as CEO of Thomson, which provides the Board with operational matters expertise.

Antonio Villaraigosa has been a Director of McGraw-Hill Education, Inc. since June 2014. Mr. Villaraigosa was the Mayor of Los Angeles from 2005 to 2013 and he was President of the U.S. Conference of Mayors from 2011 to 2012. He was also national co-chairman of Hillary Clinton’s presidential campaign, a member of President Obama’s Transition Economic Advisory Board, and Chairman of the 2012 Democratic National Convention. Mr. Villaraigosa is currently also a Senior Fellow at the Bipartisan Policy Center, Senior Advisor at Banc of California, and a professor of practice at the USC Price School of Public Policy. Mr. Villaraigosa serves as a director because his extensive leadership skills and public policy experience, particularly in the area of education, provides valuable knowledge to the Board.

Lloyd G. Waterhouse has been a Director of McGraw-Hill Education, Inc. since the Founding Acquisition and was the President and Chief Executive Officer since the Founding Acquisition until his retirement on April 8, 2014. He was previously the President of the McGraw-Hill Education segment of MHC since June 2012. Mr.

Waterhouse began his career with International Business Machines Corporation (“IBM”) in 1973 in the firm’s data processing division. He later became General Manager of Marketing and Services for IBM Asia Pacific. In 1992, he was appointed President of IBM’s Asia Pacific Services Corporation and later became Director of Global Strategy at IBM. In 1996, Mr. Waterhouse was named General Manager Marketing and Business Development, IBM Global Services, before being promoted to General Manager, E-Business Services, a division focused on consulting, education and training for customers. In 1999, Mr. Waterhouse became President and Chief Operating Officer, and later Chief Executive Officer of Reynolds & Reynolds Co., a company primarily focused on software for the automotive industry. In 2006, he was appointed Chief Executive Officer of Harcourt Education, a leader in the United States School Education sector. The parent company of Harcourt Education decided to sell the business in 2007 and it merged with Houghton Mifflin Harcourt at the end of that year. Mr. Waterhouse has since served as a director of SolarWinds, Inc., ITT Educational Services, Ascend Learning LLC, Digimarc Corporation, i2 Technologies, Inc., Atlantic Mutual Insurance Companies, JDA Software, Larry H. Miller Companies and Instructure. He is currently a director of Instructure, a publicly traded company, as well as Larry H. Miller Companies and JDA Software, each of which is privately owned. Mr. Waterhouse is a graduate of Pennsylvania State University and holds an MBA from Youngstown State University. The Board believes that Mr. Waterhouse provides valuable insight and perspective on general strategic and business matters, stemming from his extensive executive and management experience with IBM and Houghton Mifflin Harcourt.

Mark Wolsey-Paige has been a Director of McGraw-Hill Education, Inc. since May 2013. From 2010 to 2014 Mr. Wolsey-Paige served as an advisor to Apollo, largely on healthcare-related deals. Before becoming an advisor to Apollo, Mr. Wolsey-Paige served as Executive Vice President, Product Development & Supply at Siemens Healthcare Diagnostics from 2007 to 2009. In 2007, he was appointed Chief Strategy and Technology Officer for Dade Behring Inc. before its acquisition by Siemens. Previously, Mr. Wolsey-Paige worked at Baxter Diagnostics, which became a part of Dade Behring, and became Vice President, Strategy and Business Development in 2000; he remained in this role until the company was acquired, while also becoming head of Research and Development, Instrument Manufacturing and Supply Chain Management. Before joining Dade Behring, he was a consultant at Bain & Company in Boston. Before that, Mr. Wolsey-Paige served four years in the U.S. Army, achieving the rank of Captain and worked in the Strategic Plans and Policy Directorate on the Army staff in the Pentagon. Mr. Wolsey-Paige holds an MBA from Harvard University and is a graduate of Washington University. Mr. Wolsey-Paige serves as a director because his product development, corporate strategy and technology experience provides valuable knowledge and to the Board.

Committees of the Board

Audit Committee. The Audit Committee consists of four members: Ms. Lublin and Messrs. Mariner, Munfakh and Wolsey-Paige, all of whom qualify as audit committee financial experts, as such term is defined in Item 407(d)(5) of Regulation S-K. Mr. Mariner is the chair of the Audit Committee. In light of our status as a privately-held company and the absence of a public trading market for our common stock, there are no requirements that we have an independent audit committee.

The Audit Committee is directly responsible for the appointment, compensation, retention (including termination) and oversight of the independent auditors, the granting of appropriate pre-approvals of all auditing services and nonaudit services to be provided by the independent auditors, meeting and discussing with management, the internal audit group and independent auditors the annual audited and quarterly unaudited financial statements, any legal, regulatory any compliance matters (including tax) that could have a significant impact on financial statements, reviewing and discussing with management major financial risk exposures and steps taken to monitor, controlling and managing them and review the responsibilities and results of the internal audit group.

Compensation Committee. The Compensation Committee is responsible for formulating, evaluating and approving the compensation and employment arrangements of the officers of McGraw-Hill Education and the Company. The Compensation Committee consists of three members: Messrs. Berg, Munfakh and Schlosser.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for assisting McGraw-Hill Education in identifying and recommending candidates to the

Board, recommending composition of the Board and committees and reviewing and recommend revisions to the corporate governance guidelines. The Nominating and Corporate Governance Committee consists of three members: Ms. Lublin and Messrs. Berg and Waterhouse.

Code of Ethics

We have adopted a code of ethics, referred to as our “Code of Business Ethics,” that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer and senior financial and accounting officers. A copy of our Code of Business Ethics is available on our website at www.mheducation.com.

Compensation Discussion and Analysis

The following discussion describes our process of determining the compensation and benefits provided to our “named executive officers” in fiscal year 2015.

Our named executive officers for fiscal year 2015 are:

•	David Levin, President, Chief Executive Officer (“CEO”) and Director

•	Patrick Milano, Executive Vice President, Chief Financial Officer (“CFO”), Chief Administrative Officer (“CAO”) and Assistant Secretary

•	Peter Cohen, Group President, US Education

•	Stephen Laster, Chief Digital Officer

•	David Stafford, Senior Vice President, General Counsel and Secretary

Executive Compensation Programs

Compensation Philosophy and Objectives

Our executive compensation philosophy is focused on pay for performance and is designed to reflect appropriate governance practices aligned with the needs of our business. We grant target levels of compensation that are designed to attract and retain employees who are able to meaningfully contribute to our success. The Compensation Committee of the board of directors of MHE (the “Compensation Committee”) considers several factors in designing target levels of compensation, including, but not limited to, historical levels of pay for each executive, actual turnover in the executive ranks, market data on the compensation of executive officers at similar companies, and its judgment about retention risk with regard to each executive relative to his or her importance to the Company.

The Company’s mix of fixed versus variable compensation, within the target total level of pay, is driven by the Company’s emphasis on pay for performance. The Company uses variable compensation, including performance equity grants, together with management’s accumulated equity holdings, both vested and unvested, to enhance alignment of the interests of our named executive officers and the interests of MHE's stockholders.

Specifically, for fiscal year 2015, the objectives of our executive compensation programs focused on delivering key initiatives and performance goals for our five-year plan. Our objectives were as follows:

•	Deliver on our strategic imperatives for 2015: Focus, Simplify, Expand

◦	Focus on driving scale, leadership and increased market share

◦	Simplify by consolidating delivery platforms, optimizing content creation and course lifecycle management, and redesigning service and support model

◦	Expand our business frontiers to gain scale faster through enterprise, services and test preparation

•	Achieve operational excellence by continuing to implement best practices, eliminate redundant or unnecessary practices, and streamline practices in order to achieve best quality results

•
Align the interests of our executives with those of MHE's stockholders, by rewarding them for delivering on the key initiatives that will position MHE as a leading force in digital education products and learning methods

•	Encourage achievement of Plan EBITDA (as defined below) and free cash flow goals developed in conjunction with our five-year plan

•	Enable the hiring and retention of high-caliber talent

•	Provide appropriate incentives for both business and individual performance

•	Encourage prudent, but not excessive, risk-taking

•	Build value by linking a significant portion of compensation to long-term company performance

•	Develop an entrepreneurial culture that contributes to our continued growth, by being performance-driven, nimble, and cost-conscious

Compensation Programs

For fiscal year 2015, the principal elements of our executive compensation programs were as follows:

Compensation Element	Brief Description	Objectives
Base Salary	Fixed compensation	Provide a competitive, fixed level of cash compensation to attract and retain the most talented and skilled employees
Annual Incentive Plan	Variable cash compensation earned based on achieving pre-established annual goals	Motivate and reward employees to achieve or exceed MHE’s current year Plan EBITDA goals
Equity Awards	Nonqualified option awards made to senior leaders, and restricted stock units granted in connection with corporate dividends	Align performance of our key talent with MHE’s stockholders
Encourage achievement of annual and cumulative Plan EBITDA and free cash flow goals
Further, we provide our named executive officers with severance payments and benefits, retirement benefits, limited perquisites and other fringe benefits, and participation in health and welfare plans available to our employees generally.

The following discussion provides further details on these executive compensation programs.

Base Salaries

Base salaries provide a fixed amount of cash compensation on which our named executive officers can rely. As of December 31, 2015, the annual base salaries for our named executive officers were as follows:

Name / Title	Fiscal Year 2015 Base Salary
D. Levin	$1,000,000
President, CEO and Director
P. Milano	$550,000
Executive Vice President, CFO, CAO and Assistant Secretary
P. Cohen	$650,000
Group President, U.S. Education
S. Laster	$500,000
Chief Digital Officer
D. Stafford	$450,000
Senior Vice President, General Counsel and Secretary

In determining base salaries for fiscal year 2015, we reviewed relevant market data to obtain a general understanding of current market practices, so we can design our executive compensation program to be competitive. Market data is not used exclusively, but rather as a point of reference to draw comparisons and distinctions. We also take into account an executive officer’s job responsibilities, performance, qualifications and skills in determining individual compensation levels.

The survey data we primarily used in determining fiscal year 2015 compensation were (i) the Towers Watson Executive Compensation Media Survey, for which we utilized a sample of firms focusing on book publishers, business to business media, consumer magazines, newspapers, information services, and multiple media platforms, and (ii) the Radford Executive Compensation Survey, which focuses on technology firms. In all cases, data for firms with revenues in the $1 billion to $3 billion range was used.

2015 Annual Incentive Plan (AIP)

The 2015 Annual Incentive Plan (“AIP”) is designed to incentivize maximizing Plan EBITDA through revenue generation, platform growth and development, and operational efficiencies.
For 2015, the bonus pool was determined based on the level of achievement of our MHE-wide annual Plan EBITDA goal as compared to our annual target Plan EBITDA goal, as follows:

Annual Plan EBITDA achieved compared to target goal:	% of Target Pool Funded:	Actual Plan EBITDA achieved:	% of Target Pool Funded:
Less than $471 million	0%
Greater than our equal to $471 million but less than $523.3 million	Linear interpolation between 0% and 100%
$523.3 million	100%
Greater than $523.3 million but less than $628 million	Linear interpolation between 100% and 200%	$528.1 million	100.9%
$628 million or greater	200%

The above Plan EBITDA targets exclude the financial impact of corporate costs allocated to MHE's CTB business which was divested in 2015. Plan EBITDA results for 2015 were finalized and pool funding approved by the Compensation Committee in February 2016. Actual Plan EBITDA was $528.1 million, which corresponded to a 100.9% pool funding level. The bonus pool allocations to business units have historically been made based on the business unit’s achievement of unit-level performance metrics, considering the unit’s attainment of strategic objectives and the unit’s impact on our overall performance and success. The allocated portion of the bonus pool to each business unit will then be further allocated to individual participants. As in prior years, the amount of individual bonuses will be determined in each case based on the business unit manager’s recommendation of the individual’s performance, taking into account both quantitative and qualitative criteria, such as the individual’s performance against his or her objectives and the individual’s contributions to key strategic initiatives of the business unit or MHE overall.

Individual allocations to our named executive officers other than our CEO are based on the recommendations of the CEO and are subject to the review and approval of the Compensation Committee. The Compensation Committee also determines our CEO’s bonus achievement.

The following table sets forth each of our named executive officers’ target and achieved bonus amounts under the 2015 AIP:

Executive	2015 AIP Target Bonus	2015 AIP Payment
David Levin	$1,000,000	$1,000,000
President and CEO and Director
Patrick Milano	$550,000	$550,000
Executive Vice President, CFO, CAO and Assistant Secretary
Peter Cohen	$422,500	$422,500
President, U.S. Education
Stephen Laster	$325,000	$325,000
Chief Digital Officer
David Stafford	$225,000	$225,000
Senior Vice President, General Counsel and Secretary
McGraw-Hill Education, Inc. Equity Program

MHE established the McGraw-Hill Education, Inc. Management Equity Plan (the “Management Equity Plan”) in fiscal year 2013 as a platform to grant equity awards to our key employees, including our named executive officers. The Management Equity Plan was designed to align the interests of our most senior leaders with those of MHE's stockholders. For our named executive officers and other senior leadership team members, we have historically granted awards of options to acquire common stock of MHE, with a per share exercise price not less than the fair market value of a share of MHE's common stock as of the date of the grant. Messrs. Milano, Cohen, Laster and Stafford each received option awards at the time the Management Equity Plan was established in fiscal year 2013, Mr. Levin received option awards upon his hire in fiscal year 2014, and each of Messrs. Levin, Milano, Cohen, and Laster received option awards in 2015 in recognition of their work on the divestiture of the CTB business of MHE as well as their contributions to the preparation of the initial public offering prospectus of MHE.
In determining the size of the option awards granted to our named executive officers, the Compensation Committee took into account the named executive officer’s level of responsibility within the Company and potential to improve the long-term, overall value of the business.

The option awards are tied to service and performance goals which contribute to our five-year economic plan, and were generally designed to encourage appreciation of the business, retention and achievement of our performance goals for the next five years.

The vesting terms of the options are as follows: 50% of each option vests in equal installments of 20% over five years, except that 50% of Mr. Cohen’s 2013 grant vests in equal installments of 25% over four years, in each case, provided that the executive remains continuously employed by MHE through the applicable vesting date. The remaining 50% of the option vests in equal installments of 20% on each of the same five anniversaries, except that the remaining 50% of Mr. Cohen’s 2013 grant vests in equal installments of 25% on each of the same four anniversaries, in each case, provided that the executive remains continuously employed by MHE through the applicable vesting date and certain performance criteria are met with respect to each fiscal year during the vesting period. For Mr. Levin’s 2014 grant, performance is measured beginning with fiscal year 2014 and ending with fiscal year 2018, and for the 2013 grants to Messrs. Milano, Cohen, Laster and Stafford, performance is measured beginning with fiscal year 2013 and ending with fiscal year 2017. For grants made in 2015 to Messrs. Levin, Milano, Cohen and Laster, performance is measured beginning with fiscal year 2015 and ending with fiscal year 2019.
With respect to the portion of the option which vests based on achievement of performance criteria, 50% of such portion is based on achievement of annual Plan EBITDA targets and the remaining 50% of such portion is based on the achievement of annual free cash flow targets. In addition, the portion of the performance-vesting option that is eligible to vest in respect of MHE’s performance in fiscal 2015 will vest in connection with MHE's initial public offering occurring prior to March 31, 2017, provided that the applicable target enterprise value in connection with such initial public offering is achieved (a “Qualified IPO”) (independent of Plan EBITDA and free cash flow achievement for such fiscal year). The applicable performance targets were designed to drive significant growth of our business yet still be achievable, and to focus on long-term value creation. The applicable annual and cumulative Plan EBITDA and free cash flow targets were equitably adjusted in fiscal year 2014 in light of the LearnSmart and Engrade acquisitions and in fiscal year 2015 in light of the divesture of the assets comprising the custom state assessment and shelf businesses of MHE's CTB business. If any installment of the performance-vesting option does not vest as of the vesting date for the applicable year because either of the performance criteria are not met, that installment remains eligible for vesting on any future vesting date, if MHE’s cumulative Plan EBITDA or cumulative free cash flow, as applicable, for the year(s) prior to that vesting date equals or exceeds the target cumulative Plan EBITDA or target cumulative free cash flow. Excess performance in any given year may not be applied to cumulative results for subsequent years.
The option award agreements granted under the Management Equity Plan generally defined “Plan EBITDA” as consolidated net income before interest, income taxes, depreciation, amortization, extraordinary items (including Other Income and Expense items) and management or similar fees payable to Apollo Management or any of its affiliates, as reflected on the audited consolidated financial statements of MHE for the applicable measurement period. Plan EBITDA is derived from Adjusted EBITDA by excluding certain unbudgeted income and expense items. Consolidated net income is determined in accordance with generally accepted accounting principles except that gains or losses from extraordinary, unusual or non-recurring items may be excluded in the discretion of the Compensation Committee. “Free cash flow” is generally defined as operating cash flow minus capital expenditures. “Enterprise value” is generally defined as the sum of MHE’s market capitalization, interest-bearing debt, the value of any minority interest in any subsidiary company and the value of any outstanding preferred stock, minus any cash or cash investments on MHE’s balance sheet.
2015 results were determined and approved by the Compensation Committee in February 2016. As a result of our actual 2015 performance exceeding the applicable performance targets, the performance vesting condition in respect of 2015 performance has been satisfied.

Option Performance Criteria Table
2015 Option Performance Criteria:	2015 Target:	2015 Plan EBITDA Actual:	Performance Target Achieved?
Plan EBITDA	$483.1 million	$528.1 million	Yes
Free Cash Flow	$440.3 million	$454.5 million	Yes
The calculation of Plan EBITDA for the AIP and the Management Equity Plan may differ as certain revenues and expenses may be considered in Plan EBITDA for the AIP that were not contemplated at the time that the original Plan EBITDA targets for the Management Equity Plan were established.

The option award agreements under the Management Equity Plan also contain noncompetition, nonsolicitation, confidentiality, nondisclosure and other restrictive covenants. These restrictions apply to all of the named executive officers. The duration of the noncompetition and nonsolicitation covenants for all named executive officers extend for one year following termination of employment.

In November, 2015, we revised Mr. Cohen’s long-term bonus plan under his offer letter with respect to calendar years 2016 and beyond in order to ensure a strong alignment with our performance for the remaining time under such plan, covering calendar years 2016 through 2018. Mr. Cohen will be entitled to receive a grant of performance-based restricted stock units as soon as reasonably practicable following the earlier of the consummation of MHE's initial public offering or May 1, 2016. These performance-based restricted stock units will generally be subject to both service-based vesting through the applicable payment date and performance-based vesting based on achievement against annual performance targets for each of calendar years 2016, 2017 and 2018. The annual performance targets for each calendar year will be established by our chief executive officer on an annual basis not later than 120 days following the beginning of each applicable year (and not later than April 1, 2016 with respect to the 2016 performance year). These performance-based restricted stock units will, if earned, vest as to 36.36%, 36.36% and 27.28% of such units based on achievement of the annual performance targets in calendar year 2016, 2017 and 2018, respectively. The number of units to be granted in respect of the three performance years will be determined based on the closing price of MHE's common stock on the first full day of trading in connection with MHE's initial public offering or, if the initial public offering has not occurred prior to the applicable grant date, the fair market value of MHE's common stock on such date as determined under the Management Equity Plan. The number of units eligible to vest will provide a value as of the aforementioned grant date of approximately $1.85 million, $1.85 million and $1.41 million for 2016, 2017 and 2018, respectively. Any outstanding performance-based restricted stock units that remain upon Mr. Cohen’s termination of employment will be forfeited; provided that in the event of Mr. Cohen’s termination of employment on or prior to December 31, 2018 due to death, by his employer other than for “cause” (including as a result of his “disability”) or by him for “good reason” (each as defined in the Management Equity Plan), the performance-based restricted stock units that would have been eligible to vest in respect of the year in which such termination occurs will remain outstanding and eligible to vest on a prorated basis if the performance target for such year is achieved. In addition, if Mr. Cohen terminates his employment for good reason after the last day of a calendar year but before the determination of whether the performance target has been achieved for such year, he will vest in such year’s tranche of performance-based stock units if the performance target is finally determined to have been achieved.

Adjustments to Options; Dividend Restricted Stock Unit Grants

Options granted under the Management Equity Plan were equitably adjusted in fiscal year 2015 in light of an extraordinary dividend made on April 6, 2015. This dividend adjustment was delivered to option holders either through (i) reducing the exercise price by the full amount of the per share dividend, where possible, or (ii) through a combination of reducing the exercise price and granting restricted stock units (“dividend RSUs”).
Mr. Levin’s options outstanding as of April 6, 2015 were adjusted by reducing the exercise price by the full amount of the per share dividend. The exercise price of his options was adjusted from $122.97 to $113.42 on April 6, 2015.
For Messrs. Milano, Cohen, Laster and Stafford, their options outstanding as of April 6, 2015 were adjusted through a combination of reducing the exercise price and granting dividend RSUs. The exercise price of their options was adjusted from $30.75 to $29.02 on April 6, 2015. To adjust the option for the remaining value of the dividend, Messrs. Milano, Cohen, Laster and Stafford were each granted dividend RSUs which vest on the same vesting schedule and on the same conditions as the adjusted options. The number of shares covered by the dividend RSUs was determined by dividing (x) the per share dividend amount less the value of the exercise price adjustment by (y) the then-current value of a share of MHE's common stock.
See “-Potential Payments upon Termination or Change in Control” for a description of the treatment of options and dividend RSUs upon certain events.
Severance Benefits

We are obligated to pay severance or other enhanced benefits to our named executive officers upon certain terminations of their employment. Our severance programs are designed to promote loyalty, and to provide executives with security and reasonable compensation upon an involuntary termination of employment. Messrs. Levin, Milano, Cohen, Laster and Stafford participate in the McGraw-Hill Education, Inc. Executive Severance Plan (the “Executive Severance Plan”), which was established in fiscal year 2013 to become effective as of the first anniversary of the closing of the Founding Acquisition. Under certain circumstances, Mr. Levin is entitled to enhanced severance benefits if he incurs an involuntary termination within the first three years of his hire. These enhanced severance benefits were negotiated at arm’s-length in connection with his employment agreement, to encourage Mr. Levin’s relocation to New York City, where our headquarters are located.

Further details regarding the severance benefits provided to our named executive officers can be found under “-Potential Payments upon Termination or Change in Control.”

Retirement Benefits

Each named executive officer participates in our 401(k) plan, which is a qualified defined contribution plan available to our employees generally.

In addition, accounts held by certain of our named executive officers under a nonqualified defined contribution plan sponsored by our prior parent company, called The McGraw-Hill Companies, Inc. 401(k) Savings and Profit Sharing Supplement Plan, transferred to MHE in connection with the Founding Acquisition. These accounts held amounts that our named executive officers were permitted to defer in 2012 in excess of the tax code limitations imposed on the 401(k) plan. The accounts will be payable upon the named executive officer’s retirement or termination. We will continue to credit these accounts until payment, at the rate equal to 120% of the annual applicable deferred long-term rate for December of the prior year. For the fiscal year 2015 portion of interest credited by MHE, the December 2014 rate was 3.29%.

Perquisites and Fringe Benefits
We provide a limited number of perquisites and fringe benefits to our named executive officers, such as health club memberships and annual physical exams, to be competitive with the marketplace. We also provide Mr. Levin with certain benefits related to the travel of his spouse between her workplace in the United Kingdom and their residence in New York City. See “-Fiscal Year 2015 Summary Compensation Table” for a discussion of these benefits.
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

Prior Company Performance Awards

In fiscal year 2012, our prior parent company granted cash-based performance awards to Messrs. Milano, Laster and Stafford. The value of these awards was determined based on our prior parent company’s achievement of its earnings per share goals for 2012, and as a result of our prior parent company exceeding the applicable maximum performance goal, these awards were valued at 150% of target level. To encourage retention, the awards were conditioned on continued service with the MHE until December 31, 2014, and each of Messrs. Milano, Laster and Stafford satisfied this service requirement. 50% of Mr. Milano’s award was paid in fiscal year 2013 in recognition of his service towards closing the Founding Acquisition and transition efforts. The remaining 50% of Mr. Milano’s award and 100% of Messrs. Laster’s and Stafford’s award were paid in 2015.

Item 11. EXECUTIVE COMPENSATION

Fiscal Year 2015 Summary Compensation Table

The following table sets forth the compensation paid or awarded to our named executive officers by MHE and its affiliates for services rendered in all capacities to MHGE and its affiliates in fiscal year 2015:

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total
David Levin	2015	$1,000,000	$—	$—	$685,100	$1,000,000	$—	$218,083	$2,903,183
President, CEO and Director	2014	753,788	100,000	435,787	9,595,769	1,000,000	—	921,544	12,806,888
	2013	—	—	—	—	—	—	—	—
Patrick Milano	2015	550,000	—	415,296	685,100	1,962,500	—	11,271	3,624,167
Executive Vice President, CFO, CAO and Assistant Secretary	2014	550,000	—	1,160,386	—	605,000	—	—	2,315,386
	2013	504,167	250,000	—	2,851,315	1,662,500	—	—	5,267,982
Peter Cohen	2015	650,000	—	332,233	205,530	422,500		11,271	1,621,534
Group President, US Education									—
Stephen Laster	2015	450,000	—	249,177	137,020	600,000		7,650	1,443,847
Chief Digital Officer	2014	425,000	—	696,229	—	257,125		1,200	1,379,554
	2013	387,500	—		1,710,778	475,000		808	2,574,086
David Stafford	2015	450,000	—	166,120	—	825,000	—	9,188	1,450,308
Senior Vice President, General Counsel and Secretary	2014	450,000	—	464,158	—	202,050	—	4,662	1,120,870
	2013	450,000	132,500	—	1,140,537	450,000	—	—	2,173,037

(1) Compensation reported under this column for Mr. Levin represents a signing bonus upon hire in 2014. The 2013 amounts reported in this column for Messrs. Milano and Stafford represent (i) the payment of special one-time cash retention bonus awards related to the Founding Acquisition, in the amounts of $250,000 for Mr. Milano and $125,000 for Mr. Stafford, which were paid in September 2013, and (ii) for Mr. Stafford, a special cash bonus equal to $7,500, which was paid in April 2013 in recognition of his service towards closing the Founding Acquisition and transition efforts.

(2) For Messrs. Milano, Cohen, Laster and Stafford, compensation reported in this column for 2014 represents the RSUs granted as dividends on July 18, 2014 and December 16, 2014, and for 2015 represents the RSUs granted as dividends on April 6, 2015. Mr. Levin received an equity grant of $200,000 in 2014. The value reported includes a gross-up payment for taxes on the imputed income in respect to Mr. Levin's equity grant.

(3) Options awards reported in 2014 and 2015 represent the aggregate grant date fair value of awards granted during the applicable period determined in accordance with the applicable accounting guidance for equity-based awards. See Note 9 to the combined consolidated financial statements for an explanation of the methodology and assumptions used in the FASB ASC Topic 718 valuations. The per share exercise price for each option award outstanding as of April 6, 2015 reflects the adjustment made to account for the extraordinary cash dividend declared on MHE's common stock on such date. For purposes of ASC Topic 718, no incremental fair value resulted from such adjustment.

(4) The amounts reported in this column include payments of cash incentive awards paid under the AIP for performance years 2013, 2014 and 2015. Awards reported in respect of a fiscal year are paid early in the following fiscal year. In addition, for Mr. Milano for 2014, this column includes the accelerated payment of 50% of his 2012 Cash-Based Performance Award ($562,500). For 2015, for Messrs. Milano, Laster and Stafford, this column also includes the payment of the remaining portion of their 2012 Cash-Based Performance Awards. Additionally, Mr. Milano received payment of a 2012 Special Restricted Cash Award granted in 2012 ($350,000), and payment of a special award for successful disposition of CTB ($500,000). Additionally, Mr. Laster received a special bonus reflecting his work on the disposition of the CTB business of MHE ($50,000).

(5) None of our named executive officers receive any above-market or preferential earnings in respect of any nonqualified deferred compensation plan or benefit provided by the Company.

(6) “All Other Compensation” is reflected in the below table and notes.

Name	Housing (1)	Airfare (2)	Parking	Health Club Reimbursement	Dividend Equivalent Payments (3)	Total
David Levin	$170,000	$46,833	$—	$1,250	$—	$218,083
Patrick Milano	—	—	—	—	11,271	11,271
Peter Cohen	—	—	—	—	11,271	11,271
Stephen Laster	—	—	—	887	6,763	7,650
David Stafford	—	—	4,680	—	4,508	9,188

(1) Mr. Levin was provided with a monthly housing allowance equal to $20,000 payable over the first seventeen months following the end of a temporary housing period; the amount shown represents the final 8 1/2 months of such payment.

(2) This amount contains reimbursement for Mr. Levin's spouse for roundtrip business-class travel from London to New York.

(3) These amounts are for dividend equivalents credited and accumulated on outstanding dividend RSUs which vested and settled in 2015. Vesting and settlement of a dividend RSU triggers payment to the holder of all associated credited and accumulated dividend equivalents.

Fiscal Year 2015 Grants of Plan-Based Awards Table

The following table includes each grant of an award made to the named executive officers in fiscal year 2015 under any equity-based and non-equity incentive plan:

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)				Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date	Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)	All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options(#) (4)	Exercise or Base Price of Option Awards ($/Sh) (5)	Grant Date Fair Value of Stock and Option Awards ($) (6)
D. Levin		$—	$1,000,000	$2,000,000	—	—	—	—	—	$—	$—
	6/5/2015	—	—	—	—	—	—	—	5,000	160.45	342,550
	6/5/2015	—	—	—	—	5,000	—	—	—	160.45	342,550
P. Milano		—	550,000	—	—	—	—	—	—	—	—
	4/6/2015	—	—	—	—	—	—	1,294	—	—	207,648
	4/6/2015	—	—	—	—	1,294	—	—	—	—	207,648
	6/5/2015	—	—	—	—	—	—	—	5,000	160.45	342,550
	6/5/2015	—	—	—	—	5,000	—	—	—	160.45	342,550
P. Cohen		—	422,500	—	—	—	—	—	—	—
	4/6/2015	—	—	—	—	—	—	1,035	—	—	166,117
	4/6/2015	—	—	—	—	1,035	—	—	—		166,117
	6/5/2015	—	—	—	—	—	—	—	1,500	160.45	102,765
	6/5/2015	—	—	—	—	1,500	—	—	—	160.45	102,765
S. Laster		—	325,000	—	—	—	—	—	—	—	—
	4/6/2015	—	—	—	—	—	—	776	—	—	124,589
	4/6/2015	—	—	—	—	776	—	—	—	—	124,589
	6/5/2015	—	—	—	—	—	—	—	1,000	160.45	68,510
	6/5/2015	—	—	—	—	1,000	—	—	—	160.45	68,510
D. Stafford		—	225,000	—	—	—	—	—	—	—	—
	4/6/2015	—	—	—	—	—	—	518	—	—	83,060
	4/6/2015	—	—	—	—	518	—	—	—	—	83,060
(1) Represents annual cash incentive targets under the AIP for fiscal year 2015. Actual awards under the AIP were finalized and approved by the Compensation Committee in February 2016, and were paid on March 14, 2016. Pursuant to the terms of the AIP, participants are given a target award amount, but are not provided maximum or threshold award amounts on an individual basis, except that Mr. Levin's Employment Agreement provides for a maximum bonus opportunity equal to 200% of his base salary.

(2) Represents performance-vesting stock options awarded to Messrs. Levin, Milano, Cohen, and Laster, and performance-vesting dividend RSUs granted to Messrs. Milano, Cohen, Laster and Stafford during fiscal year 2015. Further information on the performance-vesting stock option and dividend RSU awards can be found in the “-Compensation Discussion & Analysis” section above.

(3) Represents time-based dividend RSUs granted during fiscal year 2015 to Messrs. Milano, Cohen, Laster and Stafford. Further information on the dividend RSU awards can be found in the “-Compensation Discussion & Analysis” section above.

(4) Represents service-vesting stock options awarded to Messrs. Levin, Milano, Cohen and Laster during fiscal year 2015. Further information on the service-vesting stock option awards can be found in the “-Compensation Discussion & Analysis” section above.

(5) The per share exercise price of the named executive officers’ options was determined based on the fair market value per share of MHE's common stock as of the grant date ($160.45).

(6) Represents the aggregate grant date fair value of awards granted during the applicable period determined in accordance with the applicable accounting guidance for equity-based awards. See Note 9 to the combined consolidated financial statements for an explanation of the methodology and assumptions used in the FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal 2015 Year-End Table

	Option Awards							Stock Awards
Name (1)	Grant Date	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options (4) # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (5)	Option Exercise Price ($)(6)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#) (7)	Market Value of Shares or Units of Stock That Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares (#) (8)	Equity Incentive Plan Awards: Market Value of Unearned Shares that Have not Vested ($)
D. Levin	4/29/2014	12,958.5	(2)	51,834.0		$113.42	4/29/2024
	4/29/2014	12,958.5	(3)	12,958.5	38,875.5	113.42	4/29/2024
	6/5/2015			5,000.0		160.45	6/5/2025
	6/5/2015			1,000.0	4,000.0	160.45	6/5/2025
P. Milano	3/22/2013	10,621.4	(2)	15,932.1		29.02	5/15/2023
	3/22/2013	10,621.4	(3)	5,310.7	10,621.4	29.02	5/15/2023
	7/18/2014							1,759.3	351,860	1,759.3	351,860
	12/16/2014							934.1	186,820	934.1	186,820
	4/6/2015							776.5	155,300	776.5	155,300
	6/5/2015			5,000.0		160.45	6/5/2025
	6/5/2015			1,000.0	4,000.0	160.45	6/5/2025
P. Cohen	3/22/2013	10,621.4	(2)	15,932.1		29.02	5/15/2023
	3/22/2013	10,621.4	(3)	5,310.7	5,310.6	29.02	5/15/2023
	7/18/2014							1,172.8	234,560	1,172.8	234,560
	12/16/2014							622.7	124,540	622.7	124,540
	4/6/2015							517.7	103,540	517.7	103,540
	6/5/2015			1,000.0		160.45	6/5/2025
	6/5/2015			200.0	800.0	160.45	6/5/2025
S. Laster	3/22/2013	4,248.6	(2)	6,372.9		29.02	5/15/2023
	3/22/2013	4,248.6	(3)	2,124.3	4,248.6	29.02	5/15/2023
	7/18/2014							1,055.6	211,120	1,055.6	211,120
	12/16/2014							560.5	112,100	560.5	112,100
	4/6/2015							465.9	93,180	465.9	93,180
	6/5/2015			1,000.0		160.45	6/5/2025
	6/5/2015				1,000.0	160.45	6/5/2025
D. Stafford	3/22/2013	4,248.6	(2)	6,372.9		29.02	5/15/2023
	3/22/2013	4,248.6	(3)	2124.3	4248.6	29.02	5/15/2023
	7/18/2014							703.7	140,740	703.7	140,740
	12/16/2014							373.7	74,740	373.7	74,740
	4/6/2015							310.6	62,120	310.6	62,120

(1)   This table does not address any legacy equity award holdings by our named executive officers under the equity plans and programs of our prior parent company.

(2) Stock options awarded to our named executive officers vest 50% based on time-based vesting and 50% based on performance-based vesting. The stock options corresponding to this footnote represent the time-based vesting stock options that were exercisable as of December 31, 2015 for Messrs. Levin, Milano, Cohen, Laster and Stafford.

(3) The stock options corresponding to this footnote were exercisable as of December 31, 2015 and represent 40% of the performance-based vesting stock options awarded to Messrs. Milano, Laster and Stafford during fiscal year 2013, 50% of the performance-based vesting stock options awarded to Mr. Cohen during fiscal year 2013, and 20% of the performance-based vesting stock options awarded to Mr. Levin in 2014 (described further in footnote 5 below).

(4) The stock options reported in this column represent the time-based vesting stock options awarded during fiscal years 2013, 2014, and 2015 that have not vested, as well as the performance-based vesting stock options awarded during fiscal years 2013, 2014, and 2015 for which the performance goals have been satisfied but that have not vested. The stock options awarded in 2013 to Messrs. Milano, Laster and Stafford vest in equal annual installments on March 22, 2014, March 22, 2015, March 22, 2016, March 22, 2017 and March 22, 2018, subject to continued service through the applicable vesting date (and achievement of performance goals as described further in footnote 5 below, if applicable). The stock options awarded in 2013 to Mr. Cohen vest in equal annual installments on March 22, 2014, March 22, 2015, March 22, 2016, and March 22, 2017, subject to continued service through the applicable vesting date (and achievement of performance goals as described further in footnote 5 below, if applicable). The stock options awarded in 2014 to Mr. Levin vest in equal installments on April 29, 2015, April 29, 2016, April 29, 2017, April 29, 2018, and April 29, 2019, subject to continued service through the applicable vesting date (and achievement of performance goals as described further in footnote 5 below, if applicable). The stock options awarded in 2015 vest in equal installments on June 5, 2016, June 5, 2017, June 5, 2018, June 5, 2019, and June 5, 2020, subject to continued service through the applicable vesting date (and achievement of performance goals as described further in footnote 5 below, if applicable).

(5) The stock options reported in this column represent 40% of the performance-based stock options granted in 2013 for Messrs. Milano, Laster and Stafford, 25% of the performance-based stock options granted in 2013 for Mr. Cohen, 60% of the performance-based stock options granted to Mr. Levin in 2014, and 80% of the performance-based stock options granted in 2015. The 2013 performance-based stock options awarded to Messrs. Milano, Laster and Stafford vest in equal annual installments on March 22, 2014, March 22, 2015, March 22, 2016, March 22, 2017 and March 22, 2018, subject to the achievement of specified Plan EBITDA and free cash flow performance goals (on either an annual or cumulative basis) for each of fiscal years 2013, 2014, 2015, 2016 and 2017, as well as continued service through the applicable vesting date. The 2013 performance-based stock options awarded to Mr. Cohen vest in equal annual installments on March 22, 2014, March 22, 2015, March 22, 2016 and March 22, 2017, subject to the achievement of specified Plan EBITDA and free cash flow performance goals (on either an annual or cumulative basis) for each of fiscal years 2013, 2014, 2015 and 2016, as well as continued service through the applicable vesting date. The 2014 performance-based vesting stock options granted to Mr. Levin vest in equal annual installments on April 29, 2015, April 29, 2016, April 29, 2017 April 29, 2018, and April 29, 2019, subject to the achievement of specified Plan EBITDA and free cash flow performance goals (on either an annual or cumulative basis) for each of fiscal years 2014, 2015, 2016, 2017 and 2018, as well as continued service through the applicable vesting date. As described in the “Compensation Discussion and Analysis” section above, the portion of the 2013 performance-based vesting stock options vesting on March 22, 2016 and the portion of the 2014 performance-based vesting stock options vesting on April 29, 2016 will also have the opportunity to vest subject to the occurrence of a Qualified IPO and continued service through the date of such Qualified IPO. The stock options reported in this column represent the performance-based vesting stock options subject to performance goals for fiscal years 2016 through 2018. The performance conditions for the performance-based vesting stock options subject to performance goals for fiscal years 2013, 2014 and 2015 have been satisfied.

(6) The per share exercise price for each option award outstanding as of December 31, 2015 reflects all adjustments made to account for extraordinary cash dividends declared on MHE's common stock through such date. For purposes of ASC Topic 718, no incremental fair value resulted from such adjustments.

(7) Represents unvested time-based vesting dividend RSUs granted on July 18, 2014, December 16, 2014, and April 6, 2015.

(8) Represents unearned and unvested performance-based vesting dividend RSUs granted on July 18, 2014, December 16, 2014, and April 6, 2015.

 Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
David Levin	—	$—	—	$—
President, CEO and Director
Patrick Milano	—	—	1,796	305,254
Executive Vice President, CFO, CAO and Assistant Secretary
Peter Cohen	—	—	1,796	305,254
Group President, US Education
Stephen Laster	—	—	1,077	183,151
Chief Digital Officer
David Stafford	—	—	718	122,102
Senior Vice President, General Counsel and Secretary

(1) Represents previously awarded dividend RSUs that vested when the underlying stock options vested on March 22, 2015.

(2) Represents the value as of the date of vesting based on a share price of $170.

Employment Agreement with David Levin

Only one of our named executive officers, Mr. Levin, is party to an employment agreement. Mr. Levin’s employment agreement is dated December 14, 2013 and was amended as of March 31, 2014. Described below are the details of the compensation and benefits terms of Mr. Levin’s employment agreement, as amended.

•
Term; Transition: David Levin became President and CEO effective March 31, 2014, for an initial period of three years from that date, with an automatic renewal each year thereafter unless and until the Company or Mr. Levin provides written notice of non-renewal to the other party at least ninety (90) days before the expiration date.

•	Base Salary: Mr. Levin is entitled to an annual base salary of no less than $1,000,000, subject to annual review.

•
Annual Bonus: For fiscal year 2014 and subsequent years, Mr. Levin’s annual incentive opportunity is a target bonus of 100% of his base salary, and he has the potential to earn less than or up to 200% of the target bonus based on his achievement against pre-established performance goals. For fiscal year 2015, Mr. Levin’s annual bonus will be subject to certain individual performance goals including the achievement of Plan EBITDA and other financial objectives, the achievement of cost savings objectives, actions taken to strengthen of the leadership team, the identification and resolution of critical business challenges in a timely manner, and the acceleration of the Company’s digital transformation through acquisitions and new product releases.

•
MHE Equity: On April 29, 2014, Mr. Levin was provided an option grant. Additionally, on May 1, 2014, Mr. Levin invested $355,244 of his own funds in MHE in exchange for MHE’s common stock, and was granted a subsequent award of $200,000 of MHE’s common stock.

•	Board Membership: Mr. Levin will be a member of the board of directors of MHE during the term of his employment.

•
Relocation and Housing Allowance: Through December 31, 2014, the Company made available comprehensive relocation benefits, including temporary housing for Mr. Levin and his family for up to four months; moving costs for household goods; realtor fees in connection with the lease of a new apartment in Manhattan, and other relocation costs including tax advice related his relocation, as well as tax strategy and business advice for the business holdings of Mrs. Levin; and reimbursement for fees and costs in connection with the transfer of pension investments from the United Kingdom to the United States. In addition, Mr. Levin receives a monthly housing allowance of $20,000 for the seventeen month period following the end of the four-month temporary housing period, along with other relocation costs or benefits as may be agreed upon between the Company and Mr. Levin. Reimbursement is also provided for one round trip, business-class trip per month for Mrs. Levin to the United Kingdom.

•
Other Benefits: Mr. Levin is eligible for all other benefits normally provided to MHE employees, including health, savings and retirement plans, welfare and insurance plans, and other employee benefit plan practices, policies, programs and perquisites applicable generally to other senior executives of the Company. These perquisites include reimbursement for gym membership and an annual health exam fully paid for by the Company. In addition, the Company will reimburse Mr. Levin for fees related to the preparation of the tax returns for him and his spouse of up to $20,000 for the 1st year and up to $10,000 for each subsequent year; up to $5,000 for a one-time education consultant for their child; and a one-time reimbursement of up to $25,000 in attorney fees for the review of his Employment Agreement. See “-Potential Payments Upon Termination or Change in Control” below for a discussion of severance payments payable to Mr. Levin under the terms of his employment agreement.

Offer Letter for Peter Cohen
In connection with his hire, Mr. Cohen received an offer letter, dated February 25, 2013, which set forth the terms and conditions of his employment. Described below are the details of the compensation and benefits terms of Mr. Cohen’s offer letter.

•
Base Salary: Mr. Cohen was entitled to an annual base salary of $550,000, subject to annual review, and quarterly payments of $25,000. His base salary has since increased to $650,000 due to the incorporation of the quarterly payments into his base salary and discontinuation of further quarterly payments.

•
Annual Bonus: Mr. Cohen was eligible to participate in the 2013 Annual Incentive Program, with a target bonus of 65% of base salary and a maximum bonus of 130% of base salary (with a guaranteed bonus of 65% of base salary ($357,500) in respect of fiscal year 2013). For fiscal year 2015, he is participating in the AIP, with a bonus target of 65% of his current base salary or $422,500.

•
Long-Term Incentive Grant: Mr. Cohen was given a one-time grant of an option to purchase 42,285 shares under the Management Equity Plan. Mr. Cohen is also entitled to receive a grant of performance-based restricted stock units as soon as reasonably practicable following the earlier of the consummation of MHE's initial public offering or May 1, 2016. See above under “-Compensation Programs - McGraw Hill Education, Inc. Equity Program” for the details of this grant.

•
Severance: Mr. Cohen is currently a participant in the Executive Severance Plan, described under “-Potential Payments upon Termination or Change in Control,” which supersedes any severance described under his offer letter. See “-Potential Payments Upon Termination or Change in Control” below for a further discussion of severance payments payable to Mr. Cohen under the Executive Severance Plan.

Offer Letter for Stephen Laster
In connection with his hire, Mr. Laster received an offer letter, dated July 31, 2012, which set forth the terms and conditions of his employment. Described below are the details of the compensation and benefits terms of Mr. Laster’s offer letter.

•
Base Salary: Mr. Laster was entitled to an annual base salary of $350,000, subject to annual review. His base salary has since increased to $500,000 as part of the annual merit increase process and for market adjustments.

•
Annual Bonus: Mr. Laster was eligible to participate in our prior parent company’s annual incentive plan, with a bonus opportunity of $150,000 (with a guaranteed bonus amount of $150,000 in respect of fiscal year 2012). For fiscal year 2015, he is participating in the AIP, with a bonus target of 65% of his current base salary or $325,000.

•	Long-Term Incentive Grant: Mr. Laster was eligible for a long-term incentive grant of $150,000 in fiscal year 2012 under our prior parent company’s long-term incentive plan.

•
Severance: Mr. Laster is currently a participant in the Executive Severance Plan, described under “-Potential Payments upon Termination or Change in Control,” which supersedes any severance described under his offer letter. See “-Potential Payments Upon Termination or Change in Control” below for a further discussion of severance payments payable to Mr. Laster under the Executive Severance Plan.

Fiscal Year 2015 Nonqualified Deferred Compensation Table

	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($) (1) (2)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($) (2)
D. Levin	$—	$—	$—	$—	$—
P. Milano	—	—	23,078	—	724,526
P. Cohen	—	—	—	—	—
S. Laster	—	—	—	—	—
D. Stafford	—	—	11,299	—	354,722

(1)
Prior to the Founding Acquisition, Messrs. Milano and Stafford participated in a nonqualified defined contribution plan maintained by our prior parent company, The McGraw-Hill Companies, Inc. 401(k) Savings and Profit Sharing Supplement Plan, which was frozen by our prior parent company prior to the Founding Acquisition. The accounts for Messrs. Milano and Stafford were spun off from our prior parent company’s plan, and we currently maintain the accounts under our successor plan, the McGraw-Hill Education Supplemental Savings Plan. The amounts in this column show earnings credited to the executive’s accounts following the closing of the Founding Acquisition, at the rate equal to 120% of the annual applicable deferred long-term rate for December of the prior fiscal year. For the fiscal year 2015 portion of interest credited by MHE, the December 2014 rate was 3.29%.

(2)
None of the amounts reported in the “Aggregate Earnings in Last FY” column are required to be reported as compensation in the Fiscal Year 2015 Summary Compensation Table because there were no above-market or preferential earnings on the deferred compensation. None of the amounts reported in the “Aggregate Balance at Last FYE” column were reported as compensation in the Summary Compensation Table for prior years because the amounts represent accounts that were spun off from our prior parent company’s plan, plus earnings that were neither above-market nor preferential.

Potential Payments Upon Termination or Change In Control

This section describes potential payments to our named executive officers upon termination of employment or change in control, assuming the termination or change in control occurred on December 31, 2015 (in accordance with SEC rules).
For those executives eligible to participate in the Executive Severance Plan, as described below, the following definitions generally apply (except where otherwise noted):
Under the Executive Severance Plan, “cause” is generally defined as (a) the Participant’s gross negligence or willful misconduct, or willful failure to attempt in good faith to substantially perform his or her duties (other than due to physical or mental illness or incapacity), (b) the Participant’s conviction of, or plea of guilty or nolo contendere to, or confession to, (i) a misdemeanor involving moral turpitude or (ii) a felony (or the equivalent of a misdemeanor involving moral turpitude or felony in a jurisdiction other than the United States), (c) the Participant’s knowingly willful violation of the Company’s written policies that the board of directors of MHE determines is detrimental to the best interests of the Company, (d) the Participant’s fraud or misappropriation, embezzlement or material misuse of funds or property belonging to the Company, (e) the Participant’s use of alcohol or drugs that materially interferes with the performance of his or her duties, or (f) willful or reckless misconduct in respect of the Participant’s obligations to the Company or its affiliates or other acts of misconduct by the Participant occurring during the course of the Participant’s employment, which in either case results in or could reasonably be expected to result in material damage to the property, business or reputation of the Company or its affiliates. In no event would unsatisfactory job performance alone be deemed to be “cause.”

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

As used in the AIP, “cause” generally means (in the absence of any applicable employment or similar agreement or participation in a Company-severance plan), a finding by the Company of: (i) gross negligence or willful misconduct, or willful failure to attempt in good faith to substantially perform duties (other than due to physical or mental illness or incapacity), (ii) conviction of, or plea of guilty or nolo contendere to, or confession to, a misdemeanor involving moral turpitude or a felony (or the equivalent of a misdemeanor involving moral turpitude or felony in a jurisdiction other than the United States), (iii) knowing and willful violation of any written Company-policies that the Compensation Committee determines is detrimental to the best interests of MHE, (iv) fraud or misappropriation, embezzlement or material misuse of funds or property belonging to MHE, (v) use of alcohol or drugs that materially interferes with the performance of his or her duties, or (vi) willful or reckless misconduct in respect of obligations to MHE or other acts of misconduct occurring during the course of employment, which in either case results in or could reasonably be expected to result in material damage to the property, business or reputation of MHE.

David Levin

Termination without Cause or for Good Reason

Mr. Levin’s payments upon termination as described in this section are based on the Executive Severance Plan, in which he participates, as well as certain additional termination payments applicable to terminations occurring on or prior to July 15, 2017, as provided under his Employment Agreement, dated December 14, 2013 and amended March 31, 2014. Severance benefits under his Employment Agreement and the Executive Severance Plan are conditioned upon Mr. Levin signing and delivering a general release of claims against the Company and related parties, as well as noncompetition, nonsolicitation, nondisclosure and other restrictive covenants substantially similar to the restrictive covenants contained in the named executive officers’ stock option award agreements with MHE.

In the event of a termination by the Company without cause or resignation by the executive for good reason (which terms have the meanings set forth in the Executive Severance Plan, except that “good reason” is expanded to include a material change in title or reporting relationship), Mr. Levin would be eligible for the following:

For qualifying terminations occurring after July 15, 2015, but on or prior to July 15, 2017, an enhanced cash severance payment equal to the total amount of (a) two times his annual base salary, and (b) his Target Bonus. This cash severance will be paid out in equal installments over a 24-month period following the termination event. The acceleration of severance and benefits beyond the 12-month period described in Section 2.4 of the Executive Severance Plan would not apply.

For qualifying terminations occurring after July 15, 2017, a cash severance payment under the Executive Severance Plan equal to the total amount of (a) his monthly base salary, multiplied by 0.9 times the number of full and partial years of his continuous service with the Company, where this amount would not be less than 12 months’ base salary, nor would it be greater than 18 months’ base salary; and (b) his Target Bonus. This cash severance would generally be payable in installments over the applicable severance period, but with respect to any installments payable for periods after the 12-month anniversary of the termination date, 110% of the value of such remaining installments would be payable as a lump sum.

Continued participation in all retirement, life, medical, dental, accidental death and disability insurance benefit plans or programs in which he was participating at the time of his termination, for the duration of the severance period (i.e., 12 months for qualifying terminations occurring after July 15, 2017), provided that he would be responsible for any required premiums or other payments under these plans.

To the extent not already paid, payment of the executive’s annual bonus for the year prior to the year in which termination occurs, paid at the same time as annual bonuses are paid to other senior executives of the Company, taking into account solely financial or other objective and nonqualitative performance criteria and assuming one hundred percent of such annual bonus was based solely on such factors.

Payment of a pro rata annual bonus for the year in which terminated, paid at the same time as annual bonuses are paid to other senior executives of the Company, based on actual performance for such full year taking into account solely financial or other objective and nonqualitative performance criteria and assuming one hundred percent of such annual bonus was based solely on such factors.

Upon any termination by the Company without Cause or by Mr. Levin for good reason, if necessary for Mr. Levin to maintain his immigration status, the Company will provide Mr. Levin the opportunity to continue services as a consulting / part-time employee until the earlier of the end of the applicable school year in which the termination occurs or the date that Mr. Levin commences employment with a subsequent employer. Any compensation payable for such services, and the nature of those continued services, will be mutually agreed upon at the time of termination, provided that the compensation for such services shall reduce, dollar for dollar, any severance payments or benefits payable under the Severance Plan.

Termination due to Death or Disability

In the event of termination of employment due to death or disability, in addition to payment of any unpaid base salary through the date of termination and any other amounts of benefits required to be paid or provided either by law or under any plan, program, policy or practice of the Company, Mr. Levin or his estate (as the case may be) would receive the following:

•
To the extent not already paid, payment of the executive’s annual bonus for the year prior to the year in which termination occurs, paid at the same time as annual bonuses are paid to other senior executives of the Company, taking into account solely financial or other objective and nonqualitative performance criteria and assuming one hundred percent of such annual bonus was based solely on such factors.

•
Payment of a pro rata annual bonus for the year in which terminated, paid at the same time as annual bonuses are paid to other senior executives of the Company, based on actual performance for such full year taking into account solely financial or other objective and nonqualitative performance criteria and assuming one hundred percent of such annual bonus was based solely on such factors.

Mr. Levin’s Employment Agreement permits him to terminate his employment without good reason upon 90 days’ prior written notice to the Company.

Patrick Milano, Peter Cohen, Stephen Laster, and David Stafford
Termination without Cause or for Good Reason
Each of Messrs.  Milano, Cohen, Laster and Stafford are eligible to participate in the Executive Severance Plan. Mr. Levin also participates in the Executive Severance Plan, but with modified terms under his Employment Agreement (see above for additional discussion). Severance benefits under the Executive Severance Plan are conditioned upon the executive signing and delivering a general release of claims against the Company and related parties, as well as noncompetition, nonsolicitation, nondisclosure and other restrictive covenants substantially similar to the restrictive covenants contained in the named executive officers’ stock option award agreements with MHE.
In the event of a termination by the Company without cause or resignation by the executive for good reason (which terms have the meanings set forth in the Executive Severance Plan), assuming such termination occurred on December 31, 2015, Mr. Milano, Mr. Laster or Mr. Stafford (as applicable) would be eligible for the following:

•
A cash severance payment equal to the total amount of (a) his or her monthly base salary, multiplied by 0.9 times the number of full and partial years of his or her continuous service with the Company, subject to a minimum severance payment equal to 12 months’ base salary and a maximum severance payment equal to 18 months’ base salary; and (b) the Participant’s Target Annual Bonus. This cash severance would generally be payable in installments over the applicable severance period, but with respect to any installments payable for periods after the 12-month anniversary of the termination date, 110% of the value of such remaining installments would be payable as a lump sum.

•
Continued participation in all retirement, life, medical, dental, accidental death and disability insurance benefit plans or programs in which he or she was participating at the time of his or her termination, for 12 months, provided that he or she would be responsible for any required premiums or other payments under these plans.

•
To the extent not already paid, payment of the executive’s bonus for the year prior to the year in which termination occurs, paid at the same time as annual bonuses are paid to other senior executives of the Company, taking into account solely financial or other objective and nonqualitative performance criteria and assuming 100% of such bonus was based solely on such factors.

•
Payment of a pro rata annual bonus for the year in which terminated, paid at the same time as annual bonuses are paid to other senior executives of the Company, based on actual performance for such full year taking into account solely financial or other objective and nonqualitative performance criteria and assuming one hundred percent of such annual bonus was based solely on such factors.

Termination due to Death or Disability
In the event of termination of employment due to death, disability or a qualifying retirement, in addition to payment of any unpaid base salary through the date of termination and any other amounts of benefits required to be paid or provided either by law or under any plan, program, policy or practice of the Company, Mr. Milano, Mr. Cohen, Mr. Laster, or Mr. Stafford or their estate (as the case may be) would receive the following:

•
To the extent not already paid, payment of the executive’s bonus for the year prior to the year in which termination occurs, paid at the same time as annual bonuses are paid to other senior executives of the Company, taking into account solely financial or other objective and nonqualitative performance criteria and assuming one hundred percent of such bonus was based solely on such factors.

•
Payment of a pro rata annual bonus for the year in which terminated, paid at the same time as annual bonuses are paid to other senior executives of the Company, based on actual performance for such full year taking into account solely financial or other objective and nonqualitative performance criteria and assuming one hundred percent of such annual bonus was based solely on such factors.

Treatment of Option Award and Dividend Restricted Unit Award upon Potential Termination or Change in Control
Each of our named executive officers has received stock option awards under the Management Equity Plan. Additionally, as part of the extraordinary dividend distributions that occurred in 2014 and 2015, Messrs. Milano, Cohen, Laster and Stafford received grants of dividend RSUs.
Under the terms of the stock option award agreement for our named executive officers, if the executive’s employment terminates due to the executive’s death, by the Company due to the executive’s disability, by the Company other than for “cause” (as defined in the Management Equity Plan and summarized below), or by the executive for “good reason” (to the extent such good reason resignation right is set forth in any applicable employment or similar agreement or Company severance plan), a pro rata portion of the next installment of the executive’s service-vesting options scheduled to vest would become vested as of the date of termination. The portion of such installment which vests is based on the period elapsed between the last vesting date and the date of termination. All unvested performance-vesting options would be forfeited. If a change in control occurs, all outstanding unvested time-based options would accelerate and the performance conditions with respect to the performance-vesting options would be deemed met with respect to all future periods.

If any of our named executive officer’s employment is terminated other than by the Company for cause or by the executive for good reason, within the 90-day period preceding a change in control, then the executive’s stock option would vest as if the change in control occurred immediately prior to the termination.
In each of the instances described above, a proportional portion of the dividend RSU award would also vest or be forfeited following the terms of the associated Option grant.
Under the Management Equity Plan, a “change in control” generally means the occurrence of either of the following:

•
Apollo Management and its affiliates cease to be the beneficial owners, directly or indirectly, of a majority of the combined voting power of MHE’s outstanding securities; and a person, entity or group other than Apollo Management and its affiliates becomes the direct or indirect beneficial owner of a percentage of the combined voting power of MHE’s outstanding securities that is greater than the percentage of the combined voting power of MHE’s outstanding securities beneficially owned directly or indirectly by Apollo Management and its affiliates; or

•	A sale of all or substantially all of the assets of MHE to a person, entity or group other than Apollo Management and its affiliates.
Notwithstanding the above, a mere initial public offering or a merger or other acquisition or combination transaction after which Apollo Management and its affiliates retain control or shared control of the Company, or have otherwise not sold or disposed of more than 50% of its investment in the Company in exchange for cash or marketable securities, will not result in a change in control.
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

The following tables show the incremental payments and benefits (that is, payments beyond what was earned as of December 31, 2015) that would be owed by MHE to each of the named executive officers upon certain terminations of their employment or upon a change in control, assuming that:

•	The named executive officer’s employment terminated on December 31, 2015;

•	With respect to payments and benefits triggered by a change in control, such change in control occurred on December 31, 2015; and

•	The fair market value per share of MHE common stock was $200.00 on December 31, 2015.
The following tables do not include the value of any unvested equity.

David Levin

	Cash Severance (1)	Short-Term Bonus (2)	Vesting of Option Awards (3)	Vesting of Dividend RSU Awards	Continuation of Other Benefits and Perquisites (4)	Total
By the Company for Cause / by Executive Without Good Reason	$—	$—	$—	$—	$—	$—
By the Company Without Cause	3,000,000	1,000,000	756,161	—	151,086	4,907,247
By the Executive for Good Reason	3,000,000	1,000,000	756,161	—	151,086	4,907,247
Death or Disability	—	1,000,000	756,161	—	—	1,756,161
Retirement	—	1,000,000	—	—	—	1,000,000
Change in Control with Termination	3,000,000	1,000,000	8,975,575	—	151,086	13,126,661

(1)
Under the terms of Mr. Levin’s Employment Agreement, assuming a termination of Mr. Levin’s employment by the Company without cause or by him for good reason as of December 31, 2015, MHE would have provided him with a cash payment equal to two times his base salary and one times his annual AIP target bonus, payable in equal installments over the 24-month period following the date of termination, subject to his signing and delivering a general release of claims against the Company and related parties.

(2)
Under the terms of the Executive Severance Plan, assuming a termination of Mr. Levin’s employment by the Company without cause or by him for good reason, Mr. Levin would be eligible to receive a pro rata portion of the AIP award for the year in which he is terminated. Any such payment would be subject to the executive signing and delivering a general release of claims against the Company and related parties. In accordance with past practice for departing executives, Mr. Levin would also be eligible to receive a pro rata portion of the AIP award for the year in which he retires. The amount shown reflects Mr. Levin’s full-year target bonus for fiscal year 2015.

(3)
Under the terms of Mr. Levin’s option award agreements, if his employment terminates during the vesting period due to death, disability, or termination by the Company other than for cause or by Mr. Levin for good reason, a pro rata portion of the next installment of the service-vesting options scheduled to vest would become vested as of the termination date. All unvested performance-vesting options would be forfeited. The portion of such installment which vests is based on the period elapsed between the last vesting date and the date of termination.

If a change in control occurs, all outstanding unvested time-based options would accelerate and the performance conditions with respect to the performance-vesting options would be deemed met for the year of the change in control and all subsequent years.
As of December 31, 2015, the fair market value per share of MHE’s common stock was $200.00, while the exercise price applicable to the options granted to Mr. Levin in 2014 was $113.42; thus, the amounts shown above reflect the value of those 2014 options which would become vested and exercisable upon such termination or change in control, based on a spread of $86.58 ($200.00 less $113.42).
As of December 31, 2015, the fair market value per share of the MHE’s common stock was $200.00, while the exercise price applicable to the options granted to Mr. Levin in 2015 was $160.45; thus, the amounts shown above reflect the value of those 2015 options which would become vested and exercisable upon such termination or change in control, based on a spread of $39.55 ($200.00 less $160.45).

(4)
Represents the cost of continuing Mr. Levin’s benefits at the current level of the employer-portion of monthly premium costs for a period of 24 months following termination. This amount would be payable in cash to Mr. Levin, assuming he elects to receive COBRA continuation coverage for himself and/or his covered dependents. Also represents payment or reimbursement for moving costs to the United Kingdom and related relocation costs and benefits.

Patrick Milano

	Cash Severance (1)	Short-Term Bonus (2)	Vesting of Option Awards (3)	Vesting of Dividend RSU Awards (4)	Continuation of Other Benefits and Perquisites (5)	Total
By the Company for Cause / by Executive Without Good Reason	$—	$—	$—	$—	$—	$—
By the Company Without Cause	1,420,833	550,000	706,517	144,398	13,104	2,834,852
By the Executive for Good Reason	1,420,833	550,000	706,517	144,398	13,104	2,834,852
Death or Disability	—	550,000	706,517	144,398	—	1,400,915
Retirement	—	550,000	—	—	—	550,000
Change in Control with Termination	1,420,833	550,000	5,448,141	1,113,494	13,104	8,545,572

(1)
Reflects the cash severance due under the Executive Severance Plan, equal to 18 times his monthly base salary plus the annual AIP target bonus, with an additional 10% payment due for periods in excess of 12 months. Such severance payment is subject to the executive signing and delivering a general release of claims against the Company and related parties.

(2)
Under the terms of the Executive Severance Plan, assuming a termination of the executive’s employment by the Company without cause or by him for good reason, the executive would be eligible to receive a pro rata portion of the AIP award for the year in which he is terminated. Any such payment would be subject to the executive signing and delivering a general release of claims against the Company and related parties. In accordance with past practice for departing executives, Mr. Milano would also be eligible to receive a pro rata portion of the AIP award for the year in which he retires. The amount included reflects the executive’s full-year bonus target for fiscal year 2015.

(3)
Under the terms of the executive’s stock option award agreements, if the executive’s employment terminates due to his death, by the Company due to his disability, by the Company other than for cause, or by the executive for good reason, a pro rata portion of the next installment of the executive’s service-vesting options scheduled to vest would become vested as of the termination date. The portion of such installment which vests is based on the period elapsed between the last vesting date and the date of termination. Additionally, a corresponding pro rata portion of the dividend RSU grant would also vest.

If a change in control occurs, all outstanding unvested time-based options would accelerate and the performance conditions with respect to the performance-vesting options would be deemed met for the year of the change in control and all subsequent years. Additionally, a corresponding pro rata portion of the dividend RSU grant would also vest.

As of December 31, 2015, the fair market value per share of MHE’s common stock was $200.00, while the exercise price applicable to the options granted to Mr. Milano in 2013 was $29.02; thus, the amounts shown above reflect the value of those 2013 options which would become vested and exercisable upon such termination or change in control, based on a spread of $170.98 ($200.00 less $29.02).

As of December 31, 2015, the fair market value per share of MHE’s common stock was $200.00, while the exercise price applicable to the options granted to Mr. Milano in 2015 was $160.45; thus, the amounts shown above reflect the value of those 2015 options which would become vested and exercisable upon such termination or change in control, based on a spread of $39.55 ($200.00 less $160.45).

(4)	Reflects the value of the pro rata portion of the dividend RSU grant referenced in note (3) above, based on a per share fair market value of $200.00 as of December 31, 2015.

(5)
Reflects continued participation in Company-paid health and welfare benefit plans for a period of 12 months following termination without cause or for good reason, under the terms of the Executive Severance Plan.

Peter Cohen

	Cash Severance (1)	Short-Term Bonus (2)	Vesting of Option Awards (3)	Vesting of Dividend RSU Awards (4)	Cash Based Awards (5)	Continuation of Other Benefits and Perquisites (6)	Total
By the Company for Cause / by Executive Without Good Reason	$—	$—	$—	$—	$—	$—	$—
By the Company Without Cause	1,072,500	422,500	706,507	144,397	4,687,500	9,899	7,043,303
By the Executive for Good Reason	1,072,500	422,500	706,507	144,397	4,687,500	9,899	7,043,303
Death or Disability	—	422,500	706,507	144,397	4,687,500	—	5,960,904
Retirement	—	422,500	—	—	—	—	422,500
Change in Control with Termination	1,072,500	422,500	3,632,043	742,320	4,687,500	9,899	10,566,762

(1)
Reflects the cash severance due under the Executive Severance Plan, equal to 12 times his monthly base salary plus the annual AIP target bonus. Such severance payment is subject to the executive signing and delivering a general release of claims against the Company and related parties.

(2)
Under the terms of the Executive Severance Plan, assuming a termination of the executive’s employment by the Company without cause or by him for good reason, the executive would be eligible to receive a pro rata portion of the AIP award for the year in which he is terminated. Any such payment would be subject to the executive signing and delivering a general release of claims against the Company and related parties. In accordance with past practice for departing executives, Mr. Cohen would also be eligible to receive a pro rata portion of the AIP award for the year in which he retires. The amount included reflects the executive’s full-year bonus target for fiscal year 2015.

(3)
Under the terms of the executive’s stock option award agreements, if the executive’s employment terminates due to his death, by the Company due to his disability, by the Company other than for cause, or by the executive for good reason, a pro rata portion of the next installment of the executive’s service-vesting options scheduled to vest would become vested as of the termination date. The portion of such installment which vests is based on the period elapsed between the last vesting date and the date of termination. Additionally, a corresponding pro rata portion of the dividend RSU grant would also vest.

If a change in control occurs, all outstanding unvested time-based options would accelerate and the performance conditions with respect to the performance-vesting options would be deemed met for the year of the change in control and all subsequent years. Additionally, a corresponding pro rata portion of the dividend RSU grant would also vest.

As of December 31, 2015, the fair market value per share of MHE’s common stock was $200.00, while the exercise price applicable to the options granted to Mr. Cohen in 2013 was $29.02; thus, the amounts shown above reflect the value of those 2013 options which would become vested and exercisable upon such termination or change in control, based on a spread of $170.98 ($200.00 less $29.02).

As of December 31, 2015, the fair market value per share of the MHE’s common stock was $200.00, while the exercise price applicable to the options granted to Mr. Cohen in 2015 was $160.45; thus, the amounts shown above reflect the value of those 2015 options which would become vested and exercisable upon such termination or change in control, based on a spread of $39.55 ($200.00 less $160.45).

(4)	Reflects the value of the pro rata portion of the dividend RSU grant referenced in note (3) above, based on a per share fair market value of $200.00 as of December 31, 2015.
(5) This amount represents payment of a special award to Mr. Cohen due to the achievement of pre-established targets for fiscal years 2013, 2014 and 2015.

(6)
Reflects continued participation in Company-paid health and welfare benefit plans for a period of 12 months following termination without cause or for good reason, under the terms of the Executive Severance Plan.

Stephen Laster

	Cash Severance (1)	Short-Term Bonus (2)	Vesting of Option Awards (3)	Vesting of Dividend RSU Awards (4)	Continuation of Other Benefits and Perquisites (5)	Total
By the Company for Cause / by Executive Without Good Reason	$—	$—	$—	$—	$—	$—
By the Company Without Cause	825,000	325,000	423,907	86,639	10,785	1,671,331
By the Executive for Good Reason	825,000	325,000	423,907	86,639	10,785	1,671,331
Death or Disability	—	325,000	423,907	86,639	—	835,546
Retirement	—	325,000	—	—	—	325,000
Change in Control with Termination	825,000	325,000	3,268,864	668,094	10,785	5,097,743

(1)
Reflects the cash severance due under the Executive Severance Plan, equal to 12 times his monthly base salary plus the annual AIP target bonus. Such severance payment is subject to the executive signing and delivering a general release of claims against the Company and related parties.

(2)
Under the terms of the Executive Severance Plan, assuming a termination of the executive’s employment by the Company without cause or by him for good reason, the executive would be eligible to receive a pro rata portion of the AIP award for the year in which he is terminated. Any such payment would be subject to the executive signing and delivering a general release of claims against the Company and related parties. In accordance with past practice for departing executives, Mr. Laster would also be eligible to receive a pro rata portion of the AIP award for the year in which he retires. The amount included reflects the executive’s full-year bonus target for fiscal year 2015.

(3)
Under the terms of the executive’s stock option award agreements, if the executive’s employment terminates due to his death, by the Company due to his disability, by the Company other than for cause, or by the executive for good reason, a pro rata portion of the next installment of the executive’s service-vesting options scheduled to vest would become vested as of the termination date. The portion of such installment which vests is based on the period elapsed between the last vesting date and the date of termination. Additionally, a corresponding pro rata portion of the dividend RSU grant would also vest.

If a change in control occurs, all outstanding unvested time-based options would accelerate and the performance conditions with respect to the performance-vesting options would be deemed met for the year of the change in control and all subsequent years. Additionally, a corresponding pro rata portion of the dividend RSU grant would also vest.

As of December 31, 2015, the fair market value per share of MHE’s common stock was $200.00, while the exercise price applicable to the options granted to Mr. Laster in 2013 was $29.02; thus, the amounts shown above reflect the value of those 2013 options which would become vested and exercisable upon such termination or change in control, based on a spread of $170.98 ($200.00 less $29.02).

As of December 31, 2015, the fair market value per share of MHE’s common stock was $200.00, while the exercise price applicable to the options granted to Mr. Laster in 2015 was $160.45; thus, the amounts shown above reflect the value of those 2015 options which would become vested and exercisable upon such termination or change in control, based on a spread of $39.55 ($200.00 less $160.45).

(4)	Reflects the value of the pro rata portion of the dividend RSU grant referenced in note (3) above, based on a per share fair market value of $200.00 as of December 31, 2015.

(5)
Reflects continued participation in Company-paid health and welfare benefit plans for a period of 12 months following termination without cause or for good reason, under the terms of the Executive Severance Plan.

David Stafford

	Cash Severance (1)	Short- Term Bonus (2)	Vesting of Option Awards (3)	Vesting of Dividend RSU Awards (4)	Continuation of Other Benefits and Perquisites (5)	Total
By the Company for Cause / by Executive Without Good Reason	$—	$—	$—	$—	$—	$—
By the Company Without Cause	930,000	225,000	282,609	57,760	865	1,496,234
By the Executive for Good Reason	930,000	225,000	282,609	57,760	865	1,496,234
Death or Disability	—	225,000	282,609	57,760	—	565,369
Retirement	—	225,000	—	—	—	225,000
Change in Control with Termination	930,000	225,000	2,179,277	445,402	865	3,780,544

(1)
Reflects the cash severance due under the Executive Severance Plan, equal to 18 times his monthly base salary plus the annual AIP target bonus, with an additional 10% payment due for periods in excess of 12 months. Such severance payment is subject to the executive signing and delivering a general release of claims against the Company and related parties.

(2)
Under the terms of the Executive Severance Plan, assuming a termination of the executive’s employment by the Company without cause or by him for good reason, the executive would be eligible to receive a pro rata portion of the AIP award for the year in which he is terminated. Any such payment would be subject to the executive signing and delivering a general release of claims against the Company and related parties. In accordance with past practice for departing executives, Mr. Stafford would also be eligible to receive a pro rata portion of the AIP award for the year in which he retires. The amount included reflects the executive’s full-year bonus target for fiscal year 2015.

(3)
Under the terms of the executive’s stock option award agreement, if the executive’s employment terminates due to his death, by the Company due to his disability, by the Company other than for cause, or by the executive for good reason, a pro rata portion of the next installment of the executive’s service-vesting options scheduled to vest would become vested as of the termination date. The portion of such installment which vests is based on the period elapsed between the last vesting date and the date of termination. Additionally, a corresponding pro rata portion of the dividend RSU grant would also vest.

If a change in control occurs, all outstanding unvested time-based options would accelerate and the performance conditions with respect to the performance-vesting options would be deemed met for the year of the change in control and all subsequent years. Additionally, a corresponding pro rata portion of the dividend RSU grant would also vest.
As of December 31, 2015, the fair market value per share of MHE’s common stock was $200.00, while the exercise price applicable to Mr. Stafford’s options was $29.02; thus, the amounts shown above reflect the value of those options which would become vested and exercisable upon such termination or change in control, based on a spread of $170.98($200.00 less $29.02).

(4)	Reflects the value of the pro rata portion of the dividend RSU grant referenced in note (3) above, based on a per share fair market value of $200.00 as of December 31, 2015.

(5)
Reflects continued participation in Company-paid health and welfare benefit plans for a period of 12 months following termination without cause or for good reason, under the terms of the Executive Severance Plan.

Fiscal Year 2015 Director Compensation
Five members of the board of directors of MHE and its subsidiaries who served in fiscal year 2015 received compensation for their services as directors. All other members of the board of directors of MHE and its subsidiaries who served in fiscal year 2015 were either employees of MHE and its affiliates or Apollo Management, and did not receive any additional compensation for their service as directors.
Mr. Wolsey-Paige received an annual cash retainer equal to $75,000 for his service as a director, plus an annual cash retainer equal to $15,000 for his service as the chairperson of the Audit Committee of the board of directors of MHE.
Messrs. Waterhouse, Schlosser, and Villaraigosa each received an annual cash retainer equal to $60,000 for their service as directors.
Ms. Lubin received a pro-rata portion of an annual cash retainer equal to $60,000 for her service as a director for the portion of the year beginning in November, 2015.

Name	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation (1)	Total
Lloyd G. Waterhouse	$60,000	$—	$116,386	$176,386
Mark Wolsey-Paige	90,000	—	24,570	114,570
Antonio Villaraigosa	60,000	—	—	60,000
Ronald Schlosser	60,000	—	274,972	334,972
Nancy Lublin	8,000	—	—	8,000

(1) These amounts are for dividend equivalents credited and accumulated on outstanding dividend RSUs which vested and settled in 2015. Vesting and settlement of a dividend RSU triggers payment to the holder of all associated credited and accumulated dividend equivalents.

Compensation Committee Interlocks and Insider Participation
MHE's Compensation Committee is composed of Larry Berg, Antoine Munfakh and Ronald Schlosser. Mr. Schlosser previously served as Executive Chairman of MHE through May 1, 2014. During 2015, no other member of the Compensation Committee was a former or current officer or employee of MHE. In addition, during 2015, none of our executive officers served (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on MHE's Compensation Committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on the board of directors of MHE.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our issued and outstanding limited liability company units are held indirectly by Parent. The following table sets forth information regarding the beneficial ownership of our equity interests as of March 30, 2016 by (i) each person known to beneficially own more than 5% of our equity interest, (ii) each of our named executive officers, (iii) each member of the Board, (iv) all of our directors and executive officers as a group. As of March 30, 2016, there were approximately 100 limited liability company units outstanding.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (units)	Percentage of Class
Parent (1)	100	100%
David Levin (2)	—	—
Patrick Milano (3)	—	—
David Stafford (4)	—	—
Peter Cohen (5)	—	—
Stephen Laster (6)	—	—
Nancy Lublin	—	—
Jonathan Mariner	—	—
Ronald Schlosser (7)	—	—
Larry Berg (8)	—	—
Antoine Munfukh (8)	—	—
Antonio Villaraigosa (9)	—	—
Lloyd G. Waterhouse (10)	—	—
Mark Wosley-Paige (11)	—	—
Directors and executive officers as a group (14 persons)	—	—
(1)All of our outstanding limited liability company units are held by Parent. All of Parent’s outstanding limited liability company units are held by AcquisitionCo, and all of AcquisitionCo’s outstanding limited liability company interests are held by MHE. Apollo Co-Investors (MHE), L.P. (“Co-Investors LP”) and AP Georgia Holdings, L.P. (“AP Georgia,” and together with Co-Investors LP, the “Apollo Funds”) is each a record holder of the issued and outstanding common stock of MHE. Apollo Co-Investment Management, LLC (“Co-investment Management”) is the investment manager for Co-Investors LP. AP Georgia Holdings GP, LLC (“AP Georgia GP”) is the general partner of AP Georgia. Apollo Management VII, L.P. (“Management VII”) is the manager of AP Georgia GP. The general partner of Management VII is AIF VII Management, LLC (“AIF VII LLC”). Apollo Management, L.P. (“Apollo Management”) is the sole member-manager of AIF VII LLC and the sole member-manager of Co-Investment Management. Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP. Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. Leon Black, Joshua Harris and Marc Rowan are the managers, as well as principal executive officers, of Management Holdings GP, and as such may be deemed to have voting and dispositive control of shares of MHE common stock that are held by the Apollo Funds. The principal address for each of the Apollo Funds, AP Georgia GP and Co-Investment Management is One Manhattanville Road, Suite 201, Purchase, New York 10577. is 2 Penn Plaza, New York, NY 10121. The principal address of Management VII, AIF VII LLC, Apollo Management, Management GP, Management Holdings and Management Holdings GP, and Messrs. Black, Harris and Rowan, is 9 W. 57th Street, 43rd Floor, New York, New York 10019.
(2)Mr. Levin holds 56,276.91 shares of common stock of MHE, which accounts for less than 1% of the issued and outstanding equity interests of MHE. Includes 51,834.0 shares of common stock issuable upon the exercise of options within 60 days. The address of Mr. Levin is c/o McGraw-Hill Global Education Holdings, LLC, 2 Penn Plaza, New York, NY 10121.
(3)Mr. Milano holds 41,904.03 shares of common stock of MHE, which accounts for less than 1% of the issued and outstanding equity interests of MHE. Includes 31,864.2 shares of common stock issuable upon the exercise of options within 60 days. The address of Mr. Milano is c/o McGraw-Hill Global Education Holdings, LLC, 2 Penn Plaza, New York, NY 10121.
(4)Mr. Stafford holds 17,821.75 shares of common stock of MHE, which accounts for less than 1% of the issued and outstanding equity interests of MHE. Includes 12,745.8 shares of common stock issuable upon the exercise of options within 60 days. The address of Mr. Stafford is c/o McGraw-Hill Global Education Holdings, LLC, 2 Penn Plaza, New York, NY 10121.
(5)Mr. Cohen holds 44,773.38 shares of common stock of MHE, which accounts for less than 1% of the issued and outstanding equity interests of MHE. Includes 33,988.0 shares of common stock issuable upon the exercise of options within 60 days. The address of Mr. Cohen is c/o McGraw-Hill Global Education Holdings, LLC, 2 Penn Plaza, New York, NY 10121.
(6)Mr. Laster holds 23,936.13 shares of common stock of MHE, which accounts for less than 1% of the issued and outstanding equity interests of MHE. Includes 19,118.4 shares of common stock issuable upon the exercise of options within 60 days. The address of Mr. Laster is c/o McGraw-Hill Global Education Holdings, LLC, 2 Penn Plaza, New York, NY 10121.
(7)Mr. Schlosser holds 74,230.75 shares of common stock of MHE, which accounts for less than 1% of the issued and outstanding equity interests of MHE. Includes 42,485.6 shares of common stock issuable upon the exercise of options within 60 days. The address of Mr. Schlosser is c/o McGraw-Hill Global Education Holdings, LLC, 2 Penn Plaza, New York, NY 10121.
(8)The address of Mr. Berg and Mr. Munfakh is c/o Apollo Global Management, LLC, 9 West 57th Street, New York, NY 10019.
(9)The address of Mr. Villaraigosa is c/o McGraw-Hill Global Education Holdings, LLC, 2 Penn Plaza, New York, NY 10121.
(10)Mr. Waterhouse holds 56,738.71 shares of common stock of MHE, which accounts for less than 1% of the issued and outstanding equity interests of MHE. Includes 42,485.6 shares of common stock issuable upon the exercise of options within 60 days. Mr. Waterhouse was our President and CEO until his retirement on April 8, 2014. The address of Mr. Waterhouse is c/o McGraw-Hill Global Education Holdings, LLC, 2 Penn Plaza, New York, NY 10121.

(11)Mr. Wolsey-Paige holds 3,017.32 shares of common stock of MHE, which accounts for less than 1% of the issued and outstanding equity interests of MHE. Includes 424.8 shares of common stock issuable upon the exercise of options within 60 days. The address of Mr. Wolsey-Paige is c/o McGraw-Hill Global Education Holdings, LLC, 2 Penn Plaza, New York, NY 10121.
(12)Percentages of shares beneficially owned by all directors and executive officers as a group does not give effect to shares of common stock that such directors and executive officers may purchase as part of the directed share program.

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

Founding Transactions Fee Agreement

In connection with the Founding Acquisition, Apollo Global Securities, LLC (the “Service Provider”) entered into a transaction fee agreement with McGraw-Hill Education and AcquisitionCo (the “Founding Acquisition Fee Agreement”) relating to the provision of certain structuring, financial, investment banking and other similar advisory services by the Service Providers to AcquisitionCo, its direct and indirect divisions and subsidiaries, parent entities or controlled affiliates (collectively, the “Company Group”) in connection with the Founding Acquisition and future transactions. AcquisitionCo paid the Service Provider a one-time transaction fee of $25 million in the aggregate in exchange for services rendered in connection with structuring the Founding Acquisition, arranging the financing and performing other services in connection with the Founding Acquisition. Subject to the terms and conditions of the Founding Acquisition Fee Agreement, AcquisitionCo will pay to the Service Provider an additional transaction fee equal to 1% of the aggregate enterprise value paid or provided in connection with any merger, acquisition, disposition, recapitalization, divestiture, sale of assets, joint venture, issuance of securities (whether equity, equity-linked, debt or otherwise), financing or any similar transaction effected by a member of the Company Group. As a result of executing the Founding Acquisition Fee Agreement, we are able to retain the services of the Service Provider. In exchange, we have agreed to pay the fees as described above.

Management Fee Agreement

In connection with the Founding Acquisition, Apollo Management VII, L.P. (the “Management Service Provider”) entered into a management fee agreement with McGraw-Hill Education and AcquisitionCo (the “Management Fee Agreement”) relating to the provision of certain management consulting and advisory services to the members of the Company Group. In exchange for the provision of such services, AcquisitionCo will pay the Management Service Provider a non-refundable annual management fee of $3.5 million in the aggregate. Subject to the terms and conditions of the Management Fee Agreement, upon a change of control or an initial public offering (“IPO”) of a member of the Company Group, the Management Service Provider may elect to receive a lump sum payment in lieu of future management fees payable to them under the Management Fee Agreement. As a result of executing the Management Fee Agreement, we are able to retain the expertise of the Management Service Provider. In exchange, we have agreed to pay the fees as described above.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our independent auditors, Ernst & Young LLP, for fiscal year 2015 and 2014, in each of the following categories, including related expenses, are:

	2015	2014
Audit Fees (1)	$3,216,200	$3,026,000
Audit Related Fees (2)	42,500	78,000
Tax Fees (3)	1,282,900	1,118,000
	$4,541,600	$4,222,000

(1) This category includes the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q, consents related to documents filed with the SEC, statutory audits of certain international subsidiaries and services normally provided by the independent auditor in connection with statutory and regulatory filings.

(2) Audit-Related Fees consisted of fees for services that are reasonably related to the performance of the audit and the review of our financial statements.

(3) This category includes the aggregate fees billed for tax services.  Tax Fees consisted of fees for federal, state, local and international tax compliance and tax advisory services.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of the report.

(1) Combined Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	61

Combined Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014 (Successor), and for the Periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor)	62

Combined Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015 and 2014 (Successor) and for the Periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor)	63

Consolidated Balance Sheets as of December 31, 2015 and 2014	64

Combined Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014 (Successor) and for the Periods from March 23, 2013 to December 31, 2013 (Successor) and January 1, 2013 to March 22, 2013 (Predecessor)	65

Combined Consolidated Statements of Changes in Equity (Deficit) for the Years Ended December 31, 2015 and 2014 (Successor) and the Periods from March 23, 2013 to December 31, 2013 (Successor) and December 31, 2012 to March 22, 2013 (Predecessor)	67

Notes to Combined Consolidated Financial Statements	68

(2) Financial Statement Schedules.

Schedule II-“Valuation and Qualifying Accounts” is included herein as Note 19 in the Notes to Combined Consolidated Financial Statements.	112

(3) Exhibits.

See the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McGraw-Hill Global Education Intermediate Holdings, LLC (Registrant)
Date: March 30, 2016	/s/ David Levin David Levin President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of McGraw-Hill Global Education Intermediate Holdings, LLC and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ David Levin David Levin	President Chief Executive Officer Director (Principal Executive Officer)	March 30, 2016
/s/ Patrick Milano Patrick Milano	Executive Vice President Chief Financial Officer Chief Administration Officer Assistant Secretary (Principal Financial Officer)	March 30, 2016
/s/ Thomas Kilkenny Thomas Kilkenny	Senior Vice President Controller (Principal Accounting Officer)	March 30, 2016

EXHIBIT INDEX

Exhibit Number	Description
2.1*
Purchase and Sale Agreement, dated as of November 26, 2012, by and among The McGraw-Hill Companies, Inc., McGraw-Hill Education LLC, the other sellers named therein and MHE Acquisition, LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

2.2*
Amendment to Purchase and Sale Agreement, dated as of March 4, 2013, by and among The McGraw-Hill Companies, Inc., McGraw-Hill Education LLC, the other sellers named therein and MHE Acquisition, LLC (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

3.1*
Certificate of Formation, as amended, of McGraw-Hill Global Education Intermediate Holdings, LLC (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

3.2*
Amended and Restated Limited Liability Company Agreement of McGraw-Hill Global Education Intermediate Holdings, LLC (incorporated by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

4.1*
Indenture, dated as of March 22, 2013, by and among McGraw-Hill Global Education Holdings, LLC, McGraw-Hill Global Education Finance, Inc., McGraw-Hill Global Education Intermediate Holdings, LLC, MHE US Holdings, LLC, the Subsidiary Guarantors party thereto from time to time and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

4.2*
Registration Rights Agreement, dated as of March 22, 2013, by and among McGraw-Hill Global Education Holdings, LLC, McGraw-Hill Global Education Finance, Inc., McGraw-Hill Global Education Intermediate Holdings, LLC, MHE US Holdings, LLC, the Guarantors party thereto, Credit Suisse Securities (USA) LLC, BMO Capital Markets Corp., Jefferies LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

10.1*
First Lien Credit Agreement, dated as of March 22, 2013, among McGraw-Hill Global Education Intermediate Holdings, LLC, as holdings, McGraw-Hill Global Education Holdings, LLC, as borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the other parties thereto (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

10.2*
Collateral Agreement (First Lien), dated as of March 22, 2013, among McGraw-Hill Global Education Intermediate Holdings, LLC, as holdings, McGraw-Hill Global Education Holdings, LLC, as borrower, each subsidiary loan party party thereto and Credit Suisse AG, Cayman Islands Branch, as collateral agent (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

10.3*
Guarantee Agreement (First Lien), dated as of March 22, 2013, among McGraw-Hill Global Education Intermediate Holdings, LLC, as holdings, the subsidiaries of McGraw-Hill Global Education Holdings, LLC named therein and Credit Suisse AG, Cayman Islands Branch, as collateral agent (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

10.4*
Transaction Fee Agreement, dated as of March 22, 2013, among McGraw-Hill Global Education Holdings, LLC and Apollo Securities, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

10.5*
Management Fee Agreement, dated as of March 22, 2013, among McGraw-Hill Global Education Holdings, LLC and Apollo Management VII, L.P (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

10.6*
Employment Agreement, dated June 6, 2012, between McGraw-Hill Global Education, Inc. and Lloyd G. Waterhouse (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

10.7*
First Amendment to Employment Agreement, dated May 15, 2013, between McGraw-Hill Global Education Holdings, LLC and Lloyd G. Waterhouse (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

10.8*
Second Amendment to Employment Agreement, dated December 5, 2013, between McGraw-Hill Global Education Holdings, LLC and Lloyd G. Waterhouse (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

10.9*
Retention Agreement, dated August 1, 2012, between McGraw-Hill Education, Inc. and Patrick Milano (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

10.10*
Retention Agreement, dated August 1, 2012, between McGraw-Hill Education, Inc. and David Stafford (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

10.11*	McGraw-Hill Education, Inc. Management Equity Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))
10.12*
Form of Nonqualified Stock Option Grant Certificate under the McGraw-Hill Education, Inc. Management Equity Plan for Tier I Management (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

10.13*
Form of Nonqualified Stock Option Grant Certificate under the McGraw-Hill Education, Inc. Management Equity Plan for Tier II Management (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

10.14*
Nonqualified Stock Option Grant Certificate, dated May 15, 2013, between McGraw-Hill Education, Inc. and Lloyd G. Waterhouse (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

10.15*
Amendment, dated December 5, 2013, to the Nonqualified Stock Option Grant Certificate, dated May 15, 2013, between McGraw-Hill Education, Inc. and Lloyd G. Waterhouse (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

10.16*
Nonqualified Stock Option Grant Certificate, dated May 31, 2013, between McGraw-Hill Education, Inc. and Ronald Schlosser (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

10.17*
Nonqualified Stock Option Grant Certificate, dated June 28, 2013, between McGraw-Hill Education, Inc. and Mark Wolsey-Paige (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

10.18*	McGraw-Hill Education Annual Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))
10.19*
First Amendment to McGraw-Hill Education, Inc. Management Equity Plan, effective as of February 4, 2014 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

10.20*	McGraw-Hill Education, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))
10.21*
Incremental Assumption Agreement and Amendment No. 1, dated as of March 24, 2014, among McGraw-Hill Global Education Intermediate Holdings, LLC, as holdings, McGraw-Hill Global Education Holdings, LLC, as borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the other parties thereto (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

10.22*
Incremental Assumption Agreement and Amendment No. 2, dated as of May 4, 2015, to the First Lien Credit Agreement, dated as of March 22, 2013, among McGraw-Hill Global Education Holdings, LLC, McGraw-Hill Global Education Intermediate Holdings, LLC, the lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of McGraw-Hill Global Education Intermediate Holdings, LLC filed on May 5, 2015 (File No. 333-193697-01)).

10.23*
Services Agreement, dated as of March 22, 2013, by and among MHE Acquisition, LLC, MHE US Holdings, LLC, McGraw-Hill School Education Holdings, LLC and McGraw-Hill Global Education Holdings, LLC (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

10.24*
Employment Agreement, dated December 14, 2013, between McGraw-Hill Education Holdings, LLC and David Levin, as amended by the Amendment, dated March 31, 2014, between McGraw-Hill Education Holdings, LLC and David Levin (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

10.25*
Stockholder’s Agreement, dated as of March 22, 2013, among Georgia Holdings, Inc., AP Georgia Holdings, LP, Apollo Overseas Co-Investors (MHE), LP and certain other Stockholders of Georgia Holdings, Inc. (incorporated by reference to Exhibit 10.29 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-193697-01))

10.26*
Offer Letter, dated July 31, 2012, between McGraw-Hill Education, Inc. and Stephen Laster. (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement of McGraw-Hill Education, Inc. on Form S-1 (File No. 333-206774))

10.27*
Offer Letter, dated February 25, 2013, between McGraw-Hill Education, Inc. and Peter Cohen. (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement of McGraw-Hill Education, Inc. on Form S-1 (File No. 333-206774))

10.28*
Form of Dividend Restricted Stock Unit Grant Certificate under the Amended and Restated McGraw-Hill Education, Inc. Management Equity Plan. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement of McGraw-Hill Education, Inc. on Form S-1 (File No. 333-193697-01))

10.29*
Amendment to Form of Nonqualified Stock Option Grant Certificate and Restricted Stock Unit Grant Certificate under the McGraw-Hill Education, Inc. Management Equity Plan. (incorporated by reference to Exhibit 10.23 Amendment No. 2 to the Registration Statement of McGraw-Hill Education, Inc. on Form S-1 (File No. 333-206774))

10.30*
Amended and Restated Special Bonus Plan, dated November 2, 2015, by and between Peter Cohen and McGraw-Hill Education, Inc. (incorporated by reference to Exhibit 10.25 to Amendment No. 3 the Registration Statement of McGraw-Hill Education, Inc. on Form S-1 (File No. 333-206774))

10.31†	Second Amendment to McGraw-Hill Education, Inc. Management Equity Plan, effective as of April 29, 2014
10.32†	Third Amendment to McGraw-Hill Education, Inc. Management Equity Plan, effective as of July 17, 2014
10.33†	Fourth Amendment to McGraw-Hill Education, Inc. Management Equity Plan, effective as of December 16, 2014
10.34†	Fifth Amendment to McGraw-Hill Education, Inc. Management Equity Plan, effective as of April 3, 2015
21.1†	List of Subsidiaries of McGraw-Hill Global Education Intermediate Holdings, LLC.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended
32.1†	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
* Previously filed.
† Filed herewith.